Form 10-K405
period 1996-03-31
ANALOGY INC
filed 1996-06-28
CIK 893573

- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------

                      UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C.  20549
                         FORM 10-K
                   ____________________

 [X] ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended:  March 31, 1996
                            OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

              COMMISSION FILE NUMBER: 0-27752

                      ANALOGY, INC.
  (Exact name of registrant as specified in its charter)
         OREGON                         93-0892014
  (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)
                   9205 SW GEMINI DRIVE
                  PORTLAND, OREGON  97008
   (Address of principal executive offices and zip code)
                       503-626-9700
    (Registrant's telephone number including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                           NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                COMMON STOCK, NO PAR VALUE
                     (Title of Class)
                   ____________________
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:                                Yes [ X ]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $45,217,753 as of June 21, 1996 based upon the last sales price as reported by Nasdaq.

     The number of shares outstanding of the Registrant's Common Stock as of June 24, 1996 was 8,318,164 shares.

     The Index to Exhibits appears on page 14 of this document.
                   ____________________
            DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, to be used in connection with the Company's Annual Meeting of Shareholders to be held on or about August 9, 1996.

- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------

                       ANALOGY, INC.
               1996 FORM 10-K ANNUAL REPORT
                     TABLE OF CONTENTS

                               PART I

                                                                Page
                                                                ----
Item 1    -    Business                                           1
Item 2    -    Properties                                         5

Item 3    -    Legal Proceedings                                  5

Item 4    -    Submission of Matters to a Vote
               of Security Holders                                5

                          PART II

Item 5    -    Market for the Registrant's Common
               Equity and Related Stockholder Matters             6

Item 6    -    Selected Financial Data                            6

Item 7    -    Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                         6

Item 8    -    Financial Statements and Supplementary
               Data                                               12
Item 9    -    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure             12

                         PART III

Item 10   -    Directors and Executive Officers of the
               Registrant                                         13

Item 11   -    Executive Compensation                             13

Item 12   -    Security Ownership of Certain Beneficial
               Owners and Management                              13

Item 13   -    Certain Relationships and Related
               Transactions                                       13

                          PART IV

Item 14   -    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                            13

                            PART I

ITEM 1.  BUSINESS

GENERAL

       Analogy, Inc. (the "Company" or "Analogy") develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems. The Company's Saber simulator supports top-down design of mixed-signal, mixed-technology systems using the Company's proprietary analog hardware description language, MAST. The Saber simulator and its accompanying MAST models are used in the design of electronic, mechanical, hydraulic and optical components and systems, and combinations of these systems, and are intended to provide manufacturers of products incorporating mixed-signal, mixed-technology systems with productivity increases similar to those Integrated Circuit ("IC") designers experienced through the adoption of digital simulators. The Saber simulator is used in many industries for products as diverse as deep sub-micron ICs, video recorders, hydraulic presses, power windows and seats in automobiles, anti-lock brake systems and avionics systems.

       The Company was founded in 1985 and is incorporated under the laws of the State of Oregon. Its executive offices are located at 9205 SW Gemini Drive, Beaverton, Oregon, 97008.

PRODUCTS

  The Company's software products are licensed to customers. The Company's model libraries are provided on an annual subscription basis, under which the customer receives periodic updates as new models are generated. Support is provided based on annual or other periodic contracts. A minimum, single-user configuration would include Saber, SaberScope and either DesignStar or a Frameway Integration product. List price of such a minimum configuration for a single user, plus a one-year subscription to the Company's model libraries, would start at approximately $38,000. Options can increase the single user price to over $80,000. Minimum configuration multi-user systems start at $85,000 for three users.

  SABER SIMULATOR. The Saber simulator is the core simulation engine for the Company's product line. It processes the interaction of inputs and outputs from differential equations based on MAST models. This information provides the user with the ability to obtain performance data on circuit or system operation in many areas. Saber is independent of the models that run in it. It allows performance modeling from steady state operating levels to operation over time, under stress, over frequency, and in a wide variety of analytical modes. MAST is the Company's Hardware Description Language ("HDL"), and it was the first behavioral modeling HDL capable of handling both analog and digital components. MAST enables the modeling of any physical device or technology that can be represented in mathematical terms. Using MAST, complex mixed-signal, mixed-technology systems can be designed and analyzed in a top-down or bottom-up manner, enabling an iterative design process. The models can be simple in content, as with those used in a "proof of concept" high-level design, or highly detailed, as would be required for new deep sub-micron devices developed in the IC industry.

   CO-SIMULATION INTERFACES. The Company's co-simulation interface products provide linkages to digital simulators widely used in the IC design market, such as Cadence Design Systems' Verilog-XL, Mentor Graphics' QuickSim II and Viewlogic's ViewSim. The co-simulation interfaces allow customers requiring mixed-signal, mixed-technology simulation to use models previously developed for one of these digital simulators. Saber's co-simulation capabilities, combined with Saber's bridging capability through its Frameway Integrations, has led to support by the leading application specific integrated circuit ("ASIC") manufacturers for the Company's products, as it has meant that ASIC vendors could support all the leading electronic design automation ("EDA") design solutions with one set of analog and mixed-signal component models.

   TEMPLATE MODEL LIBRARIES. The Company's template models are mathematical descriptions of device behavior with built-in flexibility that allows designers to characterize specific components. Such templates describe the behavior of devices, such as transistors, hydraulic pumps, valves, motors or fiber optic cable. Each new template model broadens the applicability of the Company's Saber simulator.

   COMPONENT MODEL LIBRARIES. The Company's component models are specific mathematical descriptions of device behavior. Component models represent the catalog of parts available to the simulator user, and include such things as diodes, transistors, opamps, regulators, analog-to-digital converters, pulse width modulators, motors, lamps, fuses and many non-electrical components such as fiber optic devices. The Company has a constantly growing set of component models, with over 8,000 parts in its component libraries. The Company's internal model development team has developed and refined techniques and special hardware and software that the Company uses to characterize and to build component models which account for behavioral changes caused by variations in temperature, frequency, power and by statistical variation in manufacture.

   SABERDESIGNER ENVIRONMENT. SaberDesigner is a comprehensive graphical design environment that provides a Windows-style integrated tool set and user interface for design entry, simulation and analysis. The SaberDesigner tool set consists of four basic elements: SaberGuide, a graphical user interface to access and operate the simulator; SaberScope, a graphical post-processing and waveform display program for analyzing and viewing simulation results; SaberBook, the on-line documentation package for Saber that allows guided access to relevant user information on-line and SaberSketch, a schematic entry and drawing package (currently scheduled for release in Autumn 1996). SaberSketch will replace DesignStar as the Company's stand-alone design environment offering. SaberGuide and SaberBook are included with Saber. These tools are tightly integrated to enhance user convenience and the speed of the design process. SaberDesigner is a tool set intended to provide the power and capabilities of Saber simulation to the average or infrequent user.

   INSPECS ANALYSIS PACKAGE. The InSpecs analysis package is a set of tools that helps design engineers analyze the results of their simulations. Using this package, designers can identify and choose the best combination of component values, tolerances and ratings to optimize products, reduce costs and increase yields. This tool set uses stress and sensitivity analyses to identify the critical parts in the design, comprehensive measurements to acquire and distill data to assess performance and statistical "Monte Carlo" analysis to provide insight into the performance variations caused by component and parameter tolerances experienced in manufacturing.

   FRAMEWAY INTEGRATIONS. The Company's Frameway Integrations provide interfaces to the design frameworks provided by Mentor Graphics, Cadence Design Systems and Viewlogic. By using an Analogy Frameway Integrations product, users of these other EDA frameworks can obtain the benefits and capabilities of the Company's products while using their standard design process and the accustomed look and feel of their host EDA framework. These Frameway Integrations also give users of the Company's simulation products the advantage of being able to move models, designs and simulation data between different EDA vendor environments. If one division or customer is using Mentor Graphics tools and another division or customer is using Cadence tools, they can both use Saber and, through the Frameway Integrations, share models or designs across environments. This interoperability is not otherwise easily accomplished and enables the Company's products to provide a bridge between competing frameworks.

   CUSTOMER SERVICE. The Company provides services in training, on-site engineering and consulting and contract model development. The Company maintains five world-wide training centers: in Beaverton, Oregon; Ann Arbor, Michigan; Swindon, England; Paris, France and Munich, Germany. A sixth center is provided through the Company's distributor in Tokyo, Japan. Classes are taught regularly at these facilities on the use of the simulation products and on modeling in the MAST language. The Company also provides specialized component characterization services to its customers. For large customers, classes are also provided at the customer's location. The Company-trained applications engineers help develop customer-proprietary models and templates, and the Company maintains a staff of highly trained and experienced applications engineers to consult on specialized design and modeling applications in fields such as electrical, mechanical, ASIC and ICs, power supplies and control systems.

SALES AND MARKETING

  The Company markets its products worldwide through a staff that, as of March 31, 1996, consisted of 58 Company-employed field sales and support personnel. The Company manages its worldwide sales operations from its Beaverton, Oregon headquarters. The Company markets its products in North America and Europe through a direct sales and support organization. U.S. sales offices are located in these metropolitan areas: Boston, Chicago, Cincinnati, Dallas, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco and Washington, D.C., as well as at the Company's headquarters in Beaverton, Oregon. In Europe the Company maintains, through wholly-owned subsidiaries, sales and support offices near Paris, London, Munich and Stockholm. The Company also sells through distributors in certain markets, including Asia.

  The Company also has a university program for purposes of increasing the number of engineers trained in the use of the Saber simulator, MAST modeling language and development of behavioral models. The Company has made its software available to more than 70 universities worldwide, many of which are conducting research in such areas as power device modeling, mixed-technology simulation and design and failure mode analysis. The results of this research are then made available to the industrial community, which enables Saber to be more readily used by these customers.

CUSTOMER SUPPORT AND SERVICE

  The Company maintains and supports products through its own operations, those of its subsidiaries and through its distributors. The Company offers a technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. The Company's product licenses include a limited initial term of product maintenance. Support and service accounted for 28.4%, 31.8% and 29.1% of the Company's total revenue for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

  The Company focuses its research and development efforts in the areas of simulator development, model development techniques and product accessibility. Research and development expenditures for the fiscal years ended March 31, 1996, 1995 and 1994 were $4.5 million, $3.7 million and $2.5 million, respectively.

  In simulator development, the Company is developing and has announced its intention to release an Institute of Electrical and Electronic Engineers ("IEEE") 1076.1 compliant HDL "single-kernel" simulator, in which both digital and analog simulations are handled in the same software engine. Research into personal computer level, Windows-based software products is underway. New products and product extensions are planned based on emerging simulation standards which the Company has helped to develop.

  In modeling, the Company continues to expand its model libraries, and is developing model development tools. The Company believes that continued enhancement of the depth, breadth and quality of its model libraries will be critical to achieving and maintaining technological and market leadership. To further its research and development efforts in modeling techniques and model development consistent with its strategic objectives, the Company pursues funded research and development from governmental entities and corporations and has been awarded a grant from the National Institute of Standards and Technology ("NIST") and has entered into model development contracts with certain customers.

  The Company is continuing to extend the applicability and accessibility of its products by providing user interfaces that incorporate the vocabulary and mathematical and display conventions of engineers working in a variety of technologies. The Company continues to focus resources on maintaining its framework integration and co-simulation tools, as the products to which these tools are linked evolve.

  No assurance can be given that current research and development efforts, including those described above, will be successful, or will result in the introduction of new or enhanced products on any particular timetable, or at all. In the face of technological change, a failure to introduce new or enhanced products or a failure to introduce them in a timely manner could have a material adverse impact on the Company's business, financial condition and results of operations.

COMPETITION

  In the design of ICs, the Company faces competition from many vendors of simulation tools. However, most available simulators are digital or SPICE-based (Simulation Program with Integrated Circuit Emphasis) and are highly specialized to ICs and are therefore not applicable to broader mixed-signal, mixed-technology systems. In the broader systems markets, the Company does not believe that it currently experiences significant competition. However, the design environments of virtually all of the Company's major customers are based on one or another of the major EDA vendors' design frameworks. This pattern drives the need for and usefulness of the Company's Frameway Integration products that permit data interchange between Saber and the products of other vendors. Such other vendors typically have programs to encourage other companies to integrate with the vendors' products and the Company participates in these programs for frameworks it views as strategically important. Many of these large EDA vendors have a significant operating history and significantly greater financial, technical, and marketing resources, greater name recognition, larger installed customer bases and longer relationships with many of the Company's key existing and target customers than does the Company. In addition, most have introduced simulation products (including some analog and mixed-signal behavioral modeling simulation products) to serve the IC designer particularly. These major EDA companies or other companies may develop and introduce new products which create significant competition for the Company and its products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition.

PROPRIETARY RIGHTS

  The Company relies primarily on trade secret and ongoing development efforts to protect its technology and augments those strategies with patents, copyrights and trademarks where the Company believes it is useful to do so. The Company has obtained five U.S. and two Canadian patents on various aspects of its products, including parameter extraction techniques, Calaveras synchronization techniques for mixed mode simulation, waveform calculator and behavioral modeling. Other patent applications are pending or in process. The Company's policy has been to enter into confidentiality agreements with all employees and signed license agreements that include nondisclosure provisions with all distributors and customers. The Company limits access to and distribution of its software, applicable documentation and other proprietary information. The Company's software is protected as an unpublished copyrighted work and is shipped with a software security lock that limits software access to authorized users. Additionally, access to the software source code is only provided for interface products and selected models and only to major customers pursuant to license agreements that include nondisclosure provisions. The Company holds a worldwide, perpetual, fully paid-up license to use the Saber trademark from its owner, American Airlines, Inc. The Company has United States registrations for the following trademarks: Analogy, Analogy HDL, Calaveras Algorithm, DesignStar, Frameway, Hypermodel, MAST, PowerExpress and WaveCalc. The Company has European and Japanese registrations for certain of these and other trademarks. The Company asserts other common law trademarks and has a number of registrations pending.

  Despite the activities described above, no assurance can be given that the steps taken by the Company will provide adequate protection of its technology or that competitors will not be able to develop similar or functionally equivalent technology. Additionally, copyright and trade secret protection may be limited in certain foreign countries. The
Company believes, however, that because of the rapid pace of technological change in the EDA industry, the legal intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, creative abilities and effectiveness of its engineering and marketing staff and the timeliness and quality of its support services. Although the Company does not believe that its products infringe the proprietary rights of others and has not received any claims of infringement of the proprietary rights of others, in the future the Company may receive notice of claims of infringement of other parties' proprietary rights and there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company or that any such assertions will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

       At March 31, 1996, the Company had 160 employees, including 74 in marketing and sales, 63 in research, development and engineering and 23 in systems, administration and finance. The Company believes its future success will depend on its continued ability to attract and retain highly qualified technical, management and marketing personnel. The Company's employees are not subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

       The Company's executive offices, as well as its principal manufacturing, engineering and marketing operations, are located in a leased building of approximately 40,400 square feet in Beaverton, Oregon. The lease expires on August 31, 2001. The Company has leased office space for eight U.S. field sales offices located in these metropolitan areas: Boston, Chicago, Cincinnati, Dallas, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco and Washington, D.C. Lease commitments for these facilities are short term, several being month to month and the remainder having terms of 12 months or less other than the Detroit lease, which runs through 1998. In addition, the Company has leased office space near London, Munich, Paris and Stockholm. The Company believes that its current space will be adequate for approximately the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

  As of June 21, 1996 there were no pending legal proceedings to which the Company or its subsidiaries is a party or to which any of their properties are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A special meeting of the shareholders of the Company was held on January 25, 1996 at which the following actions were taken:

       1. The shareholders of the Company adopted the Third Restated Articles of Incorporation (1,788,244 Common shares were voted affirmatively, 1,500,500 Common shares were voted negatively, 3,563 Series A Preferred shares were voted affirmatively and no Series A Preferred shares were voted negatively.)

       2. The shareholders of the Company approved the changes to the 1993 Stock Incentive Plan and approved the restatement of that plan as the Amended and Restated Analogy, Inc. 1993 Stock Incentive Plan (3,287,494 Common shares were voted affirmatively and 1,250 Common shares were voted negatively).

       3. The shareholders of the Company approved the adoption, by the Company's Board of Directors, of the 1995 Stock Incentive Plan for Nonemployee Directors (3,287,619 Common shares were voted affirmatively and 500 Common shares were voted negatively).

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

       The Company's Common Stock commenced trading on March 22, 1996. The high and low sales prices as reported on the Nasdaq National Market
System for the period from March 22, 1996 to March 31, 1996 were
$8 3/4 and $7 1/2, respectively.

       The approximate number of shareholders of record and beneficial shareholders at June 24, 1996 was 1800. The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

       The Company's Selected Consolidated Financial Data appears on page F-1 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems. The Company's core simulator product, Saber, was introduced in 1987. In addition to Saber, Analogy offers schematic capture and analysis tools and framework integration products providing interfaces to the design environments of major EDA companies.

  The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and contract model development. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting, contract model development and other services revenue is recognized as the services or portions thereof have been completed. The Company has received a multi-year grant from NIST and has entered into contracts with other parties that provide funding to the Company for research and development. These contracts generally provide that the Company will be paid for services performed on a cost-plus basis. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  The Company has focused substantial efforts on its international business operations, particularly in Europe. The Company's international operations accounted for 43.5%, 51.1%, and 45.1% of the Company's total revenue for fiscal years 1996, 1995 and 1994, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD LOOKING STATEMENTS

  All statements and trend analysis contained herein relative to future size or degree of penetration of markets of the Company's products and information relating to the rates of growth or decline of revenue or expenses constitute "forward looking statements" as defined in Section 27A of the Securities Act of 1933, as amended. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements.

  Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. Like most high technology companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations.

  The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new or enhanced versions of the Company's products, the timing of significant orders, seasonal factors, the mix of direct and indirect sales and general economic conditions. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. Substantially all of the Company's product licensing revenue in each quarter results from orders booked in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, net income may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. Seasonal factors, particularly decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Additionally, a significant portion of the Company's revenue in a quarter typically is received in the last few weeks of that quarter. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

   The percentage of the Company's total United States sales revenue derived from the automotive industry for fiscal 1996 and for fiscal 1995 was 40% and 42%, respectively. The automotive industry has historically been characterized by high cyclicality, technological change, fluctuations in manufacturing capacity and pricing and gross margin pressures. This industry has from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. No assurance can be given that the automotive industry will experience economic growth, will not experience a downturn or that any downturn will not be severe. In addition, sales to Electronic Data Systems Corp., which serves as a distributor to certain automotive industry users, including General Motors, accounted for 13.6% of the Company's revenue in fiscal 1996. Near term uncertainty regarding capital spending by General Motors has resulted in reductions in orders from Electronic Data Systems. The loss of these has had, and the loss of or any reduction in orders by any other significant customer could have, an adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that such risks will not affect the Company's financial position or results of operations in the future.

  The Company's operating results have depended, and will continue to depend, upon designers of mixed-signal and mixed-technology systems adopting methods of design analysis and simulation which use behavioral modeling techniques. Product designers have historically relied on other methods of design analysis and simulation such as prototyping and simulation of the distinct components of a system. There is no assurance that designers will be willing to change these established methods of design analysis and simulation. Even if designers are willing to change methodologies, there can be no assurance that they will be willing to invest in the Company's behavioral modeling tools.

  The design analysis and simulation industry is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and to develop or acquire new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations as a percentage of total revenue:



                                              YEARS ENDED MARCH 31,
                                              ----------------------
                                               1996   1995   1994
                                               ----   ----   ----

 STATEMENT OF OPERATIONS DATA:
 Revenue:
  Product licenses                             71.6%  68.2%  70.9%
  Service and other                            28.4   31.8   29.1
                                              -----  -----  -----
    Total revenue                             100.0  100.0  100.0

 Cost of revenue:
  Product licenses                              6.5    7.7   11.3
  Service and other                             4.6    3.2    4.9
                                              -----  -----  -----
    Total cost of revenue                      11.1   10.9   16.2
                                              -----  -----  -----

 Gross profit                                  88.9   89.1   83.8
 Operating expenses:
  Research and development                     20.8   23.0   21.0
  Sales and marketing                          49.3   57.4   63.4
  General and administrative                   10.9   14.4   19.8
                                              -----  -----  -----
    Total operating expenses                   81.0   94.8  104.2
                                              -----  -----  -----

 Operating income (loss)                        7.9   (5.7) (20.4)
 Other expense, net                            (2.4)  (2.5)  (2.2)
                                              -----  -----  -----
 Income (loss) before income taxes              5.5   (8.2) (22.6)
 Income tax expense                             1.7    1.2    0.4
                                              -----  -----  -----
 Net income (loss)                              3.8%  (9.4)%(23.0)%
                                              -----  -----  -----
                                              -----  -----  -----


FISCAL YEARS 1996 AND 1995

REVENUE

  Total revenue increased 33.7% from $16.3 million in fiscal year
1995 to $21.7 million in fiscal year 1996. This increase reflects the effect of the Company's decision to expand its direct sales force in fiscal year 1995, an increased level of experience with the Company's products and markets by sales personnel and a larger installed base. Product license revenue increased 40.3% from $11.1 million in fiscal year 1995 to $15.6 million in fiscal year 1996. Product license revenue increased largely due to an increase in unit sales of product licenses, larger average order sizes, a relative change in the product mix to include more comprehensive product configurations and an increased number of licenses of the Company's newer, higher priced products. Service and other revenue increased 19.6% from $5.2 million in fiscal year 1995 to $6.2 million in fiscal year 1996, due to increased maintenance revenue resulting from the growth in the Company's installed base and billings to NIST under the grant awarded in fiscal year 1996.

  Sales to Electronic Data Systems Corp., which serves as a distributor to certain automotive industry users, accounted for 13.6% of total revenue in fiscal 1996. The loss of or reduction in sales to Electronic Data Systems Corp. could have a material adverse effect on the Company's financial condition and results of operations. The Company does not expect significant revenue growth in the first half of fiscal year 1997 as compared to the first half of fiscal year 1996, due to near term uncertainty regarding capital spending by General Motors, through Electronic Data Systems Corp. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  Revenue from international operations was $9.4 million (43.5% of total revenue) in fiscal year 1996 compared to $8.3 million (51.1% of total revenue) in fiscal year 1995. Although revenue from international operations increased, in absolute dollars, in fiscal 1996, revenue from international operations has decreased as a percentage of total revenue. This is primarily due to a significantly higher growth rate of 46.0% in revenue from United States operations during this same period. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COST OF REVENUE

  Cost of product licenses revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs. Cost of product licenses revenue decreased to 6.5% of total revenue in fiscal year 1996 from 7.7% in fiscal year 1995, primarily due to the 40.3% increase in product licenses revenue during the same period and the resulting economies of scale. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration.

  The cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. Cost of service and other revenue increased 94.5% to $994,000 in fiscal 1996, from $511,000 in fiscal 1995, due primarily to the Company's increased installed product base, increased investment in training and the costs associated with the performance under the grant received from NIST.

RESEARCH AND DEVELOPMENT

  Research and development expense includes all costs associated with development of new products, enhancements to existing products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits and depreciation of capital equipment used in research and development. Research and development expenses increased 20.9% to $4.5 million in fiscal year 1996 from $3.7 million in fiscal year 1995. The increase primarily resulted from increased personnel and systems support expenses relating to the Company's recent expansion of its research and development efforts. As a percentage of total revenue, research and development costs decreased to 20.8% in fiscal year 1996, from 23.0% in fiscal year 1995, primarily due to a higher growth rate in revenue than in research and development expense.

SALES AND MARKETING

  Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expenses increased 14.7% to $10.7 million in fiscal year 1996, from $9.3 million in fiscal 1995. The increase primarily resulted from the continuation of the Company's field sales force expansion, which was substantially completed by the end of September 1995. As a percentage of total revenue, sales and marketing expenses decreased to 49.3% in fiscal year 1996, from 57.4% in fiscal year 1995, due primarily to the increased efficiency and experience of the recently expanded sales force and due to a higher growth rate in revenue than in sales and marketing expense.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses remained relatively flat at approximately $2.3 million in both fiscal year 1996 and 1995. As a percentage of total revenue, general and administrative expenses decreased to 10.9% in fiscal 1996, from 14.4% in fiscal year 1995, primarily due to a higher growth rate in revenue than in general and administrative expense.

OTHER EXPENSE, NET

  Other expense, net primarily consists of interest expense associated with short-term financing of accounts receivable, capital leases and subordinated debt. Other expense, net increased 28.2% to $523,000 in fiscal year 1996, from $408,000 in fiscal year 1995. The majority of this increase is attributable to interest expense associated with the Company's increased financing of accounts receivable under a bank agreement during fiscal year 1996. SEE NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The increase in interest expense was partially offset by a net foreign currency transaction gain of approximately $113,000 in fiscal year 1996.

PROVISION FOR INCOME TAXES

  The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As of March 31, 1996, the Company had federal net operating loss carryforwards of $2.3 million. The federal net operating loss carryforwards will expire at various dates beginning in 2002 and ending in 2010, if not utilized. Utilization of $950,000 of federal net operating losses is subject to annual limitations due to a change in the Company's 1994 fiscal year. For financial reporting purposes the Company has established a valuation allowance against its deferred tax assets because of the uncertainty relating to the realization of such asset values. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  For fiscal years 1996 and 1995, the Company provided for foreign withholding and income taxes of $331,000 and $187,000, respectively. Because of its tax loss carryforwards the Company did not make a provision for U.S. federal income tax expense for fiscal year 1996.


FISCAL YEARS 1995 AND 1994

REVENUE

  Total revenue in fiscal year 1995 was $16.3 million, or an increase of 36.5% over the $11.9 million recorded in the prior fiscal year. This revenue increase came primarily from the Company's international operations, where revenue increased 54.6% in fiscal year 1995 compared to fiscal year 1994. This increase can be attributed primarily to the expanded sales force in the United Kingdom and Germany, improved operations in France and increased penetration into major European accounts.

COST OF REVENUE

  Cost of revenue in fiscal year 1995 was $1.8 million compared to $1.9 million recorded in the prior fiscal year. This reduction in cost, even though total revenue was greater in fiscal year 1995, is due to improved productivity of the Company's customer support resources.

RESEARCH AND DEVELOPMENT

  Research and development expenses were $3.7 million and $2.5 million in fiscal years 1995 and 1994, respectively. This increase was due primarily to the personnel and infrastructure expansion associated with the technology and product development efforts.

SALES AND MARKETING

  Sales and marketing expenses in fiscal year 1995 were $9.3 million compared to $7.5 million in the prior fiscal year. This $1.8 million increase was primarily related to the Company's international operations, where the Company incurred higher commissions and other expenses attributable to increased sales and to the Company's transition to a direct sales force in Europe. Sales and marketing expenses as a percentage of revenue in fiscal year 1995 were 57.4% compared to 63.4% for the preceding fiscal year.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses were $2.3 million and $2.4 million in fiscal years 1995 and 1994, respectively. General and administrative expenses as a percentage of total revenue decreased to 14.4% in fiscal year 1995 from 19.8% in fiscal year 1994, primarily due to increases in revenue and to the fact that fiscal year 1994 general and administrative expenses included approximately $500,000 in legal fees incurred by the Company in connection with an intellectual property lawsuit initiated by the Company that was settled in the spring of 1994.

OTHER EXPENSE, NET

  Other expense, net was $408,000 and $267,000 in fiscal years 1995 and 1994, respectively. The increase of $141,000 from fiscal year 1994 to fiscal year 1995 was primarily due to interest on increased borrowings by the Company throughout the fiscal year.

PROVISION FOR INCOME TAXES

       In fiscal years 1995 and 1994, the Company provided $187,000 and $98,000, respectively, for foreign withholding and income taxes. In fiscal years 1995 and 1994, the Company incurred net losses and consequently paid no U.S. income taxes in 1995 or 1994. In fiscal years 1995 and 1994, a tax benefit of $6,000 and $55,000, respectively, was recorded for the carryback of the federal net operating loss that was recorded for the applicable fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases and accounts receivable financing. In March 1996 the Company completed an initial public offering resulting in net proceeds to the Company of approximately $9.4 million.

  Net cash provided by operating activities was $3.2 million in fiscal 1996, primarily resulting from net income, adjustments for depreciation and amortization, increases in unearned revenue and accounts payable, offset by an increase in accounts receivable. The increases in unearned revenue represent the cash pre-payments received from customers for maintenance and library services. The increase in accounts receivable was primarily attributable to increased revenue in the same period.

  Net cash used in investing activities was $2.3 million, which included capital expenditures for furniture, fixtures and equipment which were primarily related to workstations, personal computers and furniture and capital expenditures associated with the investment in the Company's component and template model libraries. Payments by the Company under its existing capital equipment leases are expected to be approximately $638,000 for fiscal year 1997. The Company has no other material capital commitments.

  Net cash provided by financing activities was $8.1 million, which included the net proceeds from the Company's initial public offering and proceeds from exercise of common stock options, offset by payments on the Company's line of credit and capital leases.

  During 1995, the Company established a revolving line of credit with a bank for $2.0 million, of which $1.9 million was outstanding at March 31, 1995. This facility was converted to a term loan on April 1, 1995 and was subsequently paid with the proceeds from a new $2.0 million facility established with another bank. In September 1995, the Company terminated this $2.0 million facility and entered in a new $3.0 million annually renewable agreement with a new bank. In March 1996, this agreement was terminated and amounts outstanding were paid in full from proceeds received from sale of the Company's common stock in its March 1996 initial public offering.

  At March 31, 1996, the Company had cash and cash equivalents of approximately $10.2 million. Other principal sources of liquidity are the Company's equipment lease financing agreements, under which at March 31, 1996 approximately $35,000 was available to finance the Company's acquisition of equipment. The Company believes that the net proceeds from its initial public offering, together with available funds and the cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures during the next year. Accordingly, the Company currently has no outstanding borrowing facility.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In October 1995 SFAS No. 123 "Accounting for Stock Based
Compensation" was issued. The Company plans to retain the APB Opinion 25 method of accounting for stock based compensation expense and therefore believes the statement will have no impact on the Company's financial statements.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included under
QUARTERLY CONSOLIDATED FINANCIAL DATA on page F-2 of this Report, and as listed  below:
                                                    Page No.
                                                    --------

     Report of KPMG Peat Marwick LLP                  F-3

     Consolidated Balance Sheets, March 31,
     1996 and 1995                                    F-4

     Consolidated Statements of Operations
     for the years ended March 31, 1996, 1995
     and 1994                                         F-5

     Consolidated Statements of
     Shareholders' Equity for the years
     ended March 31, 1996, 1995 and 1994              F-6

     Consolidated Statements of Cash Flows
     for the years ended March 31, 1996, 1995
     and 1994                                         F-7

     Notes to Consolidated Financial
     Statements                                       F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                 12

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is included under the captions ELECTION OF DIRECTORS and MANAGEMENT in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is included under the caption CERTAIN TRANSACTIONS AND RELATIONSHIPS in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


                            PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1) FINANCIAL STATEMENTS:

       The information required by this item is included beginning on page F-3 of this Report, and as listed in Item 8, Part II of this Report.

(a) (2) FINANCIAL STATEMENT SCHEDULES:

       Schedules not listed under this item have been omitted because the information required to be set forth therein is not applicable.

(a) (3) EXHIBITS INCLUDED HEREIN:


        NO.                         DESCRIPTION
       ----                         -----------

        3.l              Third Restated Articles of
                         Incorporation of Analogy, Inc.+

        3.2              Second Restated Bylaws of
                         Analogy, Inc.+

       10.1              Form of Indemnity Agreement between
                         Analogy, Inc. and each of its executive
                         officers and directors+

       10.2              Analogy, Inc. 1986 Stock Option Plan+

       10.3              Amended and Restated 1993 Stock
                         Incentive Plan+

       10.4              1995 Stock Option Plan for
                         Nonemployee Directors+

       10.5              Form of Stock Option Agreement+

       10.6              Control Change Agreement dated
                         effective August 18, 1995 between
                         Analogy, Inc. and Gary P. Arnold+

       10.7              Factoring Agreement dated
                         September 20, 1995 between Silicon
                         Valley Financial Services and
                         Analogy, Inc., Analogy, U.K. Ltd.
                         and Analogy GmbH+

       10.8              Conditional Assignment for
                         Security Purposes and Security
                         Agreement dated September 20, 1995
                         between Silicon Valley Financial
                         Services and Analogy, Inc.,
                         Analogy, U.K. Ltd. and Analogy
                         GmbH+

       10.9              Trademark License Agreement
                         between American Airlines, Inc.
                         and Analogy, Inc.+

       10.10             Business Park Lease dated
                         August 30, 1993, between
                         Analogy, Inc. and Petula
                         Associates Ltd. and Koll Creekside
                         Associates II+

       10.11             Loan Agreement dated March 16,
                         1994, between the Company and
                         John H. Faehndrich+

       10.12             Syndicated Loan Agreement dated
                         March 17, 1994, between the
                         Company and Paul Brandli and
                         Partners, as amended February 9,
                         1995+

       10.13             Loan Agreement dated April 15,
                         1994, between the Company and
                         Martin and Irene Vlach+

       10.14             U.S. Department of Commerce
                         Financial Assistance Award+

       10.15             1996 Employee Stock Purchase Plan*

       11.0              Statement re: computation of per
                         share earnings*

       21.0              Subsidiaries of Analogy, Inc.+

       27.0              Financial Data Schedule*


+ Incorporated by reference to Exhibits to the Company's
Registration Statement on Form S-1, as amended, effective March 22, 1996, Commission Registration No. 333-00266.

* Filed herewith


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June 1996.

                                   ANALOGY, INC.

                                   By /s/ GARY P. ARNOLD
                                   Gary P. Arnold
                                   Chairman of the Board, President
                                   and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 26th day of June 1996.

Signature                 Title
- - ---------                 -----

/s/ GARY P. ARNOLD        Chairman of the Board, President
- - -----------------------   and Chief Executive Officer
Gary P. Arnold            (Principal Executive Officer)

/s/TERRENCE A. RIXFORD    Vice President, Finance and Administration
- - -----------------------   (Principal Financial Officer)
Terrence A. Rixford

                          Director
- - -----------------------
Paul Brandli

/s/ ROBERT L. CATTOI      Director
- - -----------------------
Robert L. Cattoi

                          Director
- - -----------------------
John H. Faehndrich

/s/ NEIL E. GOLDSCHMIDT   Director
- - -----------------------
Neil E. Goldschmidt

/s/ FRANK ROEHR           Director
- - -----------------------
Frank Roehr

/s/ CHARLES E. SPORCK     Director
- - -----------------------
Charles Sporck

/s/ DR. MARTIN VLACH      Vice President, Chief Scientist
- - -----------------------   and Director
Dr. Martin Vlach

                 ANALOGY, INC. AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED MARCH 31,
                                  ----------------------------------------------------------------------
                                         1996        1995         1994         1993        1992
                                         ----        ----         ----         ----        ----
STATEMENT OF OPERATIONS DATA:
Revenue:
 Product licenses...................   $15,562      $11,090     $ 8,447       $ 8,275      $7,010
 Service and other..................     6,176        5,165       3,459         2,415       2,130
                                       -------      -------     -------       -------      ------
  Total revenue.....................    21,738       16,255      11,906        10,690       9,140

Cost of revenue:
 Product licenses...................     1,426        1,255       1,341           764         460
 Service and other..................       994          511         586           424         364
                                       -------      -------     -------       -------      ------
  Total cost of revenue.............     2,420        1,766       1,927         1,188         824
                                       -------      -------     -------       -------      ------

Gross profit........................    19,318       14,489       9,979         9,502       8,316
Operating expenses:
 Research and development...........     4,518        3,735       2,497         2,283       1,551
 Sales and marketing................    10,708        9,332       7,543         5,247       3,579
 General and administrative.........     2,373        2,345       2,357         2,006       2,166
                                       -------      -------     -------       -------      ------
  Total operating expenses..........    17,599       15,412      12,397         9,536       7,296
                                       -------      -------     -------       -------      ------
Operating income (loss).............     1,719         (923)     (2,418)          (34)      1,020
Other income (expense), net.........      (523)        (408)       (267)          (17)         22
                                       -------      -------     -------       -------      ------
Income (loss) before income
 taxes..............................     1,196       (1,331)     (2,685)          (51)      1,042
Income tax expense (benefit)........       370          196          53           (42)        314
                                       -------      -------     -------       -------      ------
Net income (loss)...................   $   826      $(1,527)    $(2,738)      $    (9)     $  728
                                       -------      -------     -------       -------      ------
                                       -------      -------     -------       -------      ------
Net income (loss) per
 common share.......................   $  0.11      $ (0.30)    $ (0.63)      $    --      $ 0.11
                                       -------      -------     -------       -------      ------
                                       -------      -------     -------       -------      ------
Shares used in computing
 net income (loss) per
 common share.......................     7,820        5,088       4,334         4,183       6,504


                                                               MARCH 31,
                                  ----------------------------------------------------------------------
                                         1996        1995         1994         1993        1992
                                         ----        ----         ----         ----        ----
BALANCE SHEET DATA:
Cash and cash equivalents...........   $10,208      $ 1,179      $ 1,622       $1,069      $2,030
Working capital.....................     6,631       (2,747)      (1,228)         998       1,685
Total assets........................    22,294       10,375        8,997        7,196       5,979
Long-term obligations, net
 of current portion.................       578        1,640        1,415          294         215
Shareholders' equity................    11,491           27        1,517        3,368       3,519


                           ANALOGY, INC. AND SUBSIDIARIES
                        QUARTERLY CONSOLIDATED FINANCIAL DATA
                                   (IN THOUSANDS)


                                     First                Second                  Third                Fourth
                                    Quarter               Quarter                Quarter               Quarter
                                   ---------             ---------              ---------             ---------
    FISCAL YEAR 1996

Total revenue...................   $ 5,305               $  5,323                $  5,433             $  5,677
Gross profit....................   $ 4,786               $  4,846                $  4,943             $  4,743
Net income......................   $   219               $    232                $    257             $    118

     FISCAL YEAR 1995

Total revenue...................   $ 3,658               $  3,544                $  4,417             $  4,636
Gross profit....................   $ 3,169               $  3,111                $  3,951             $  4,258
Net income (loss)...............   $  (474)              $   (755)               $   (329)            $     31


                  INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Analogy, Inc.:

We have audited the accompanying consolidated balance sheets of Analogy, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analogy, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                         /s/ KPMG Peat Marwick LLP



Portland, Oregon
May 13, 1996

                                 ANALOGY, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            March 31, 1996 and 1995

                               (In thousands)


                                     ASSETS                                       1996         1995
                                     ------                                       ----         ----
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $         10,208      1,179
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .             5,831      4,473
   Prepaid expenses and other assets . . . . . . . . . . . . . . . . .               817        309
                                                                         ---------------   --------
          Total current assets . . . . . . . . . . . . . . . . . . . .            16,856      5,961

Furniture, fixtures and equipment, net . . . . . . . . . . . . . . . .             3,113      2,303
Library costs, net . . . . . . . . . . . . . . . . . . . . . . . . . .             2,116      1,941
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               209        170
                                                                        ----------------   --------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $         22,294     10,375
                                                                        ----------------   --------
                                                                        ----------------   --------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $          2,124      1,284
   Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .               -        1,910
   Current portion of capital leases . . . . . . . . . . . . . . . . .               537        571
   Accrued salaries and benefits . . . . . . . . . . . . . . . . . . .             1,043        871
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .               384         90
   Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . . .             5,208      3,982
   Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . .               929        -
                                                                        ----------------   --------
          Total current liabilities. . . . . . . . . . . . . . . . . .            10,225      8,708

Non-current portion of capital leases. . . . . . . . . . . . . . . . .               423        491
Subordinated debt. . . . . . . . . . . . . . . . . . . . . . . . . . .               -          998
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .               155        151

Commitments

Shareholders' equity:
   Preferred stock, no par value, authorized 1,000 shares:
    Series A, authorized 8 shares; -0- and 4 shares issued
      and outstanding at March 31, 1996 and 1995, respectively . . . .               -        1,813
   Common stock, no par value, authorized 35,000 shares; 8,293 and 4,468 shares issued and outstanding at March 31, 1996 and
    1995, respectively . . . . . . . . . . . . . . . . . . . . . . . .            14,180      1,609
   Foreign currency translation. . . . . . . . . . . . . . . . . . . .               (78)        42
   Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . .            (2,611)    (3,437)
                                                                        ----------------   --------
          Total shareholders' equity . . . . . . . . . . . . . . . . .            11,491         27
                                                                        ----------------   --------
          Total liabilities and shareholders' equity . . . . . . . . .  $         22,294     10,375
                                                                        ----------------   --------
                                                                        ----------------   --------

See accompanying notes to consolidated financial statements.

                                        ANALOGY, INC.
                                       AND SUBSIDIARIES

                            Consolidated Statements of Operations

                          Years ended March 31, 1996, 1995 and 1994

                            (In thousands, except per share data)


                                                                 1996          1995         1994
                                                                 ----          ----         ----
Revenue:
   Product licenses. . . . . . . . . . . . . . . . . . . . . . $  15,562      11,090        8,447
   Service and other . . . . . . . . . . . . . . . . . . . . .     6,176       5,165        3,459
                                                               ---------      ------      -------
          Total revenue. . . . . . . . . . . . . . . . . . . .    21,738      16,255       11,906
                                                               ---------      ------      -------
Cost of revenue:
   Product licenses. . . . . . . . . . . . . . . . . . . . . .     1,426       1,255        1,341
   Service and other . . . . . . . . . . . . . . . . . . . . .       994         511          586
                                                               ---------      ------      -------
          Total cost of revenue. . . . . . . . . . . . . . . .     2,420       1,766        1,927
                                                               ---------      ------      -------
          Gross profit . . . . . . . . . . . . . . . . . . . .    19,318      14,489        9,979
                                                               ---------      ------      -------
Operating expenses:
   Research and development. . . . . . . . . . . . . . . . . .     4,518       3,735        2,497
   Sales and marketing . . . . . . . . . . . . . . . . . . . .    10,708       9,332        7,543
   General and administrative. . . . . . . . . . . . . . . . .     2,373       2,345        2,357
                                                               ---------      ------      -------
          Total operating expenses . . . . . . . . . . . . . .    17,599      15,412       12,397
                                                               ---------      ------      -------
          Operating income (loss). . . . . . . . . . . . . . .     1,719        (923)      (2,418)
                                                               ---------      ------      -------
Other income (expense):
   Interest income . . . . . . . . . . . . . . . . . . . . . .        33          28           20
   Interest expense. . . . . . . . . . . . . . . . . . . . . .      (669)       (436)        (173)
   Foreign currency transaction gain (loss). . . . . . . . . .       113          -          (114)
                                                               ---------      ------      -------
                                                                    (523)       (408)        (267)
                                                               ---------      ------      -------
          Income (loss) before income taxes. . . . . . . . . .     1,196      (1,331)      (2,685)

Income tax expense . . . . . . . . . . . . . . . . . . . . . .       370         196           53
                                                               ---------      ------      -------
          Net income (loss). . . . . . . . . . . . . . . . . .  $    826      (1,527)      (2,738)
                                                               ---------      ------      -------
                                                               ---------      ------      -------
Net income (loss) per common share . . . . . . . . . . . . . .  $   0.11       (0.30)       (0.63)
                                                               ---------      ------      -------
                                                               ---------      ------      -------
Weighted average common shares outstanding . . . . . . . . . .     7,820       5,088        4,334

See accompanying notes to consolidated financial statements.

                                        ANALOGY, INC.
                                       AND SUBSIDIARIES

                       Consolidated Statements of Shareholders' Equity

                          Years ended March 31, 1996, 1995, and 1994

                                        (In thousands)


                                                                                             Foreign
                                                      Preferred stock        Common stock    currency      Retained     Total
                                                     ------------------   ----------------  translation    earnings  shareholders'
                                                     Shares   Amount      Shares    Amount  adjustment    (deficit)    equity
                                                     ------   ------      ------    ------  -----------   ---------  -------------
Balance at March 31, 1993. . . . . . . . .               5  $  2,625      3,483   $     62      (147)          828      3,368
Exercise of stock options and warrants . .               -       -           30         66        -            -           66
Issuance of common stock . . . . . . . . .               -       -          250        600        -            -          600
Net loss . . . . . . . . . . . . . . . . .               -       -          -           -         -         (2,738)    (2,738)
Foreign currency translation adjustment. .               -       -          -           -        221           -          221
                                                       ---  --------    -------   --------      -----       ------     ------
Balance at March 31, 1994. . . . . . . . .               5     2,625      3,763        728        74        (1,910)     1,517

Preferred stock converted to common
   stock . . . . . . . . . . . . . . . . .              (1)     (812)       630        812        -            -          -
Exercise of stock options and warrants . .               -       -           75         69        -            -           69
Issuance of common stock . . . . . . . . .               -       -          -           -         -            -          -
Net loss . . . . . . . . . . . . . . . . .               -       -          -           -         -         (1,527)    (1,527)
Foreign currency translation adjustment. .               -       -          -           -        (32)          -          (32)
                                                       ---  --------    -------   --------      -----       ------     ------
Balance at March 31, 1995. . . . . . . . .               4     1,813      4,468      1,609        42        (3,437)        27

Preferred stock converted to common
   stock . . . . . . . . . . . . . . . . .              (4)   (1,813)     1,534      1,813        -            -          -
Exercise of stock options and warrants . .               -       -          791      1,343        -            -        1,343
Issuance of common stock, net of
   offering costs of $1,047. . . . . . . .               -       -        1,500      9,415        -            -        9,415
Net income . . . . . . . . . . . . . . . .               -       -          -           -         -            826        826
Foreign currency translation adjustment. .               -       -          -           -       (120)          -         (120)
                                                       ---  --------    -------   --------      -----       ------     ------
Balance at March 31, 1996. . . . . . . . .               -  $    -        8,293  $  14,180       (78)       (2,611)    11,491
                                                       ---  --------    -------   --------      -----       ------     ------
                                                       ---  --------    -------   --------      -----       ------     ------


See accompanying notes to consolidated financial statements.

                                        ANALOGY, INC.
                                       AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows

                          Years ended March 31, 1996, 1995 and 1994

                                        (In thousands)


                                                                                1996       1995       1994
                                                                               -----      -----      -----
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .     $     826     (1,527)    (2,738)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .         1,849      1,643      1,479
      Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . .        (1,315)    (1,597)       671
        Prepaid expenses and other assets . . . . . . . . . . . . . . .          (558)        40       (116)
        Accounts payable and accrued expenses . . . . . . . . . . . . .         1,067        372        720
        Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . .         1,369      1,404        508
                                                                            ---------     ------      -----
             Net cash provided by operating activities. . . . . . . . .         3,238        335        524
                                                                            ---------     ------      -----
 Cash flows from investing activities:
   Capital expenditures for furniture, fixtures and equipment . . . . .        (1,285)      (543)      (429)
   Capital expenditures for library costs . . . . . . . . . . . . . . .        (1,016)      (898)    (1,312)
                                                                            ---------     ------      -----
             Net cash used in investing activities. . . . . . . . . . .        (2,301)    (1,441)    (1,741)
                                                                            ---------     ------      -----
Cash flows from financing activities:
   Proceeds from line of credit . . . . . . . . . . . . . . . . . . . .           -       12,088        800
   Payments on line of credit . . . . . . . . . . . . . . . . . . . . .        (1,910)   (11,178)       -
   Proceeds from subordinated debt. . . . . . . . . . . . . . . . . . .            50        338        660
   Principal payments on capital leases . . . . . . . . . . . . . . . .          (645)      (533)      (355)
   Proceeds from sale of common stock, net of offering costs. . . . . .         9,415        -          600
   Proceeds from exercise of common stock options and warrants. . . . .         1,224         69         66
                                                                            ---------     ------      -----
             Net cash provided by financing activities. . . . . . . . .         8,134        784      1,771
                                                                            ---------     ------      -----
Effect of exchange rate changes on cash and cash equivalents. . . . . .           (42)      (121)        (1)
                                                                            ---------     ------      -----
             Net change in cash and cash equivalents. . . . . . . . . .         9,029       (443)       553
                                                                            ---------     ------      -----
Cash and cash equivalents at beginning of year. . . . . . . . . . . . .         1,179      1,622      1,069
                                                                            ---------     ------      -----
Cash and cash equivalents at end of year. . . . . . . . . . . . . . . .     $  10,208      1,179      1,622
                                                                            ---------     ------      -----
                                                                            ---------     ------      -----
Supplemental disclosures of cash flow information:
   Cash paid for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     536        375        150
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            28        -          -
                                                                            ---------     ------      -----
                                                                            ---------     ------      -----
Supplemental disclosure of non-cash investing and
  financing activities:
    Acquisition of equipment under capital lease obligations. . . . . .     $     543        363      1,182
    Subordinated debt applied to exercise of warrants . . . . . . . . .           119        -          -
    Preferred stock converted to common stock . . . . . . . . . . . . .         1,813        812        -
                                                                            ---------      -----      -----
                                                                            ---------      -----      -----

 See accompanying notes to consolidated financial statements.

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

                    March 31, 1996, 1995 and 1994




(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Analogy, Inc. and subsidiaries (the Company) develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems. The Company's Saber simulator is used in many applications, ranging from the design of complex mixed-signal application-specific integrated circuits to the design of consumer electronics and automotive systems.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Analogy UK Ltd., Analogy GmbH, and Analogy France SARL. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    FOREIGN CURRENCY TRANSLATION

    The local currency is the functional currency in the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates during the year, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."
    Foreign currency translation adjustments are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. At March 31, 1996 and 1995, European customers accounted for approximately 53% and 65%, respectively, of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral.

    The Company historically has derived a significant portion of its revenue from the automotive, aerospace and defense industries.

                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and temporary overnight investments.

    FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are stated at cost. Furniture and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease.

    Depreciation on furniture, fixtures and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Furniture and equipment held under capital leases are amortized on the straight-line method over the shorter of the related lease term or estimated economic life of the leased assets.

    RESEARCH AND DEVELOPMENT

    Expenditures for research and development are expensed as incurred.
    To date, the Company has not capitalized software development costs after technological feasibility has been established since the time between product release and establishment of technological feasibility is limited. During fiscal 1996, the Company was awarded a research grant which covers a three year period, pursuant to which the Company is obligated to provide matching indirect cost of support up to $400,000 and to deliver research reports over the same three year period. Reimbursed costs under this grant in fiscal
    1996 were $373,000.

    LIBRARY COSTS

    Library costs consisting of development costs associated with creating the library of component and template models are capitalized and amortized on a straight-line basis over the estimated product life of five years, or on the ratio of current revenues to total projected product revenues, whichever is greater.

    The Company recognized amortization expense of approximately
    $841,000, $813,000 and $881,000 related to its capitalized library costs during the years ended March 31, 1996, 1995 and 1994, respectively.

    REVENUE RECOGNITION

    Software and license fee revenues are recognized at the time of shipment. Software maintenance and library subscription agreements are billed in advance and recorded as unearned revenue. Unearned maintenance and library subscription revenues are recognized ratably over the contractual period. Contract modeling and nonrecurring engineering project revenues are recognized on the completed contract method. Revenues from training and other service are billed separately and recognized as the services are provided. Revenue related to original equipment manufacturer (OEM) contracts is recognized upon receipt of the OEM sales information. Product licenses include a limited initial term of product maintenance, the costs of which are insignificant.


                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


    INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    COMPUTATION OF NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation if their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff
    Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of subordinated debt is estimated by discounting the expected future cash flows using market interest rates and does not differ significantly from the carrying value reflected in the consolidated balance sheets.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    ADVERTISING COSTS

    The costs of advertising are expensed the first time the advertisement takes place. Advertising expense for fiscal 1996, 1995 and 1994 was approximately $147,000, $310,000 and $120,000, respectively.
                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(2) FURNITURE, FIXTURES AND EQUIPMENT, NET

    Furniture, fixtures and equipment, net consists of the following (in thousands):

                                                                   1996    1995
                                                                   ----    ----
     Office furniture. . . . . . . . . . . . . . . . . . . .   $    541     302
     Computer equipment. . . . . . . . . . . . . . . . . . .      2,782   1,976
     Capital leases. . . . . . . . . . . . . . . . . . . . .      3,206   2,663
     Software. . . . . . . . . . . . . . . . . . . . . . . .        550     339
                                                               --------   -----
                                                                  7,079   5,280

     Less accumulated depreciation and
        amortization . . . . . . . . . . . . . . . . . . . .      3,966   2,977
                                                               --------   -----
            Furniture, fixtures and
              equipment, net . . . . . . . . . . . . . . . .   $  3,113   2,303
                                                               --------   -----
                                                               --------   -----
(3) LEASES

    The Company has entered into various capital leases for certain furniture and equipment that expire at various dates during the next five years. Several capital leases require that the Company remit security deposits as collateral for the lease. Security deposits are generally released by the leasing company at the rate of one-half at twelve months and one-half at twenty-four months from the date of lease inception.

    Furniture, fixtures and equipment, net include the following capital lease amounts (in thousands):

                                                                  1996    1995
                                                                  ----    ----
     Furniture and equipment . . . . . . . . . . . . . . . .  $  3,206   2,663
     Less accumulated depreciation . . . . . . . . . . . . .    (1,819) (1,279)
                                                              --------   -----
                                                              $  1,387   1,384
                                                              --------   -----
                                                              --------   -----

    The Company also leases its office facilities and certain office equipment under non-cancelable operating lease agreements.


                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


     Future minimum lease payments under these leases are as follows (in thousands):

                                                     Capital          Operating
                                                      leases          leases
                                                     -------         ----------
     Year ending March 31:
        1997 . . . . . . . . . . . . . . . . . . . . $  638             817
        1998 . . . . . . . . . . . . . . . . . . . .    345             652
        1999 . . . . . . . . . . . . . . . . . . . .    101             606
        2000 . . . . . . . . . . . . . . . . . . . .     16             483
        2001 . . . . . . . . . . . . . . . . . . . .     -              383
        Thereafter . . . . . . . . . . . . . . . . .     -              287
                                                     -------          ------
             Total minimum lease payments. . . . . .  1,100       $   3,228
                                                                      ------
                                                                      ------
     Less amount representing interest . . . . . . .    140
                                                     ------
             Present value of net minimum capital
               lease payments. . . . . . . . . . . .    960

     Less current portion of capital leases. . . . .    537
                                                     ------
             Non-current portion of capital leases . $  423
                                                     ------
                                                     ------
    Rent expense from operating leases for the year ended March 31, 1996, 1995 and 1994 was approximately $1,266,000, $1,167,000 and $623,000, respectively.

(4) SUBORDINATED DEBT

    At March 31, 1996 and 1995, the Company had $929,000 and $998,000 of subordinated debt, of which $288,000 is payable in Swiss francs, due to certain shareholders, two of whom are directors of the Company. The debt is subordinated to any loan or advance made by one of the Company's banks (but not in excess of $3,000,000). The notes bear interest at 4.5% above the closing mid-point rate of the Euro dollar and Swiss franc quotations on December 30, 1994 (7.69% and 4.63%, respectively) as published by the Financial Times London, or at 6.5% whichever is greater, through maturity on May 31, 1996.

    In connection with the subordinated debt, certain lenders obtained rights to receive stock purchase warrants. During fiscal 1996 all stock purchase warrants held by these lenders were exercised. See note 6.


                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


(5) SHAREHOLDERS' EQUITY

      PREFERRED STOCK

      In 1986, the Board designated the Series A preferred stock. Each share automatically converted into 400 shares of common stock on March 22, 1996, the effective date of the Company's initial public offering.

      STOCK SPLIT

      The Board of Directors and shareholders of the Company approved a one-for-four reverse stock split of all outstanding shares of the Company's capital stock in May 1995. Options granted under the Company's amended 1986 Stock Option and the 1993 Stock Incentive
      Plans which had not been exercised or which were not expired as of the effective date of the reverse split will be exercisable at .25 times the number of shares of common stock set forth in the option certificate, and the option exercise price per share will be four times the exercise price set forth in the option certificate. All references in the accompanying consolidated financial statements to the number of common and preferred shares outstanding, warrants and options have been restated to reflect the effect of the stock split.

(6) STOCK OPTIONS AND WARRANTS

      STOCK OPTION PLANS

      In September 1986, the Company adopted the 1986 Stock Option Plan and reserved 625,000 shares for issuance. In January 1993, the Company simultaneously adopted the 1993 Stock Incentive Plan and reserved 535,005 shares for issuance. In June 1994, an additional 392,906 shares were reserved for the 1993 Stock Incentive Plan. The 1993 Stock Incentive Plan is scheduled to expire in 2003 unless terminated sooner by the Company or options have been granted and exercised on all shares available under the Plan. The Board of Directors may grant either incentive stock options with an exercise price of not less than the fair market value of the common stock at the date of grant or non-qualified stock options with an exercise price of not less than 85% of the fair market value of the common stock at the date of grant. The Board of Directors shall determine the period of each option and the time or times at which options may be exercised and any restrictions on the transfer of stock issued upon exercise of any options. The options generally vest over a period of four years and are exercisable over a period of ten years.

                                                    (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

   The table below summarizes the Company's stock option activity:

                                                Number of          Price
                                                   shares          range
                                                ---------      ------------
       Outstanding options March 31, 1993. . .   619,020        $.10 - 2.40

       Granted . . . . . . . . . . . . . . . .    91,450                2.40
       Exercised . . . . . . . . . . . . . . .    (4,784)         .80 - 1.40
       Canceled. . . . . . . . . . . . . . . .   (10,280)         .80 - 1.40
                                                 --------      -------------
       Outstanding options March 31, 1994. . .   695,406          .10 - 2.40

       Granted . . . . . . . . . . . . . . . .   203,975         2.40 - 4.00
       Exercised . . . . . . . . . . . . . . .   (75,088)         .10 - 2.40
       Canceled. . . . . . . . . . . . . . . .   (15,493)        1.20 - 2.40
                                                 --------      -------------
       Outstanding options March 31, 1995. . .   808,800          .10 - 4.00

       Granted . . . . . . . . . . . . . . . .   347,410         4.00 - 8.50
       Exercised . . . . . . . . . . . . . . .   (78,100)         .12 - 2.40
       Canceled. . . . . . . . . . . . . . . .   (31,050)        1.20 - 2.40
                                                 --------      -------------
       Outstanding options March 31, 1996. . . 1,047,060       $  .10 - 8.50
                                                 --------      -------------
                                                 --------      -------------

    At March 31, 1996, approximately 389,000 of the options outstanding were exercisable.

    STOCK WARRANTS

    During the year ended March 31, 1994, the Company issued two sets of exercisable warrants to preferred shareholders, the "1994 Issue" and the "1995 Issue". Each issue was for 540,250 shares of common stock. Each warrant allowed the shareholder, for every share of preferred stock held, to receive 100 shares of common stock at the price of $2.40 and $4.00 for the 1994 and 1995 Issue, respectively.

    During fiscal 1996 all warrants were surrendered or exercised for 713,294 common shares for aggregate consideration of approximately $1,261,000 of which approximately $119,000 was from the forgiveness of subordinated debt.

                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

(7) INCOME TAXES

    Income (loss) before income taxes was as follows (in thousands):

                                                         1996     1995    1994
                                                         ----     ----    ----
    United States . . . . . . . . . . . . . . . . . .  $(1,336) (3,580)  (3,234)
    Foreign . . . . . . . . . . . . . . . . . . . . .    2,532   2,249      549
                                                       -------  ------   ------
                                                       $ 1,196  (1,331)  (2,685)
                                                       -------  ------   ------
                                                       -------  ------   ------

   Income tax expense consists of the following (in thousands):

                                                          1996     1995    1994
                                                          ----     ----    ----
     Current:
        Federal. . . . . . . . . . . . . . . . . . . .  $   -       (6)     (55)
        State. . . . . . . . . . . . . . . . . . . . .     28       15       10
        Foreign. . . . . . . . . . . . . . . . . . . .    331      187       98
                                                         ----      ---      ---
           . . . . . . . . . . . . . . . . . . . . . .    359      196       53

     Deferred:
        Federal. . . . . . . . . . . . . . . . . . . .      -        -        -
        State. . . . . . . . . . . . . . . . . . . . .      -        -        -
        Foreign. . . . . . . . . . . . . . . . . . . .     11        -        -
                                                         ----      ---      ---
             Total . . . . . . . . . . . . . . . . . .  $ 370      196       53
                                                         ----      ---      ---
                                                         ----      ---      ---

   The actual income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income (loss) before income taxes) as follows (in thousands):

                                                             1996  1995   1994
                                                             ----  ----   ----
Computed expected income tax expense (benefit). . . . . .   $ 407  (453)  (913)
Increase (reduction) in income tax expense
   (benefit) resulting from:
     State income tax expense (benefit) . . . . . . . . .      39   (35)   (49)
     Foreign taxes. . . . . . . . . . . . . . . . . . . .     126   118     83
     Benefit of tax credits . . . . . . . . . . . . . . .       -   (33)   (89)
     Change in tax method of accounting
        for unearned revenue. . . . . . . . . . . . . . .       -     -     72
     Increase (decrease) in valuation allowance . . . . .    (237)  547    880
     Other. . . . . . . . . . . . . . . . . . . . . . . .      35    52     69
                                                            -----  ----   ----
          Income tax expense. . . . . . . . . . . . . . .   $ 370   196     53
                                                            -----  ----   ----
                                                            -----  ----   ----

                                          (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                           1996      1995
                                                           ----      ----
Deferred tax assets:
   Unearned library and maintenance revenue . . . . . .   $  496       370
   Federal and state net operating loss carryforwards .      881     1,063
   Foreign net operating loss carryforwards . . . . . .      310       371
   Research and experimentation credit carryforwards. .      185       185
   Foreign tax credit carryforwards . . . . . . . . . .      152       152
   Other. . . . . . . . . . . . . . . . . . . . . . . .      220       223
                                                          ------    ------
          Total gross deferred tax assets . . . . . . .    2,244     2,364
   Less valuation allowance . . . . . . . . . . . . . .   (1,190)   (1,427)
                                                          ------    ------
          Net deferred tax assets . . . . . . . . . . .    1,054       937
                                                          ------    ------
Deferred tax liabilities:
   Furniture, fixtures and equipment, due
     to differences in depreciation . . . . . . . . . .     (242)     (192)
   Capitalized library costs. . . . . . . . . . . . . .     (812)     (745)
                                                          ------    ------
          Total gross deferred tax liabilities. . . . .   (1,054)     (937)
                                                          ------    ------
          Net deferred taxes. . . . . . . . . . . . . .   $   -        -
                                                          ------    ------
                                                          ------    ------



The valuation allowance for deferred tax assets as of March 31, 1996 was approximately $1,190,000. The net change in the total valuation allowance for the years ended March 31, 1996, 1995 and 1994 was an increase (decrease) of approximately $(237,000), $547,000 and $880,000, respectively.

                                                  (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



   At March 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused research and experimentation and foreign tax credits which can be offset against future federal income taxes after the loss carryforwards. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                               Expiration
                                                      Amount     dates
                                                      ------   ----------
   Loss carryforwards:
     Federal . . . . . . . . . . . . . . . . . . . .  $2,260    2002-2010
     State . . . . . . . . . . . . . . . . . . . . .   2,549    1998-2010
   Research and experimentation credits
     (federal only). . . . . . . . . . . . . . . . .     185    2001-2011
   Foreign tax credits (federal only). . . . . . . .     152    1998-1999

   In addition, the Company has foreign income tax net operating losses of approximately $908,000, which expire in various years.

   Due to the change in the Company's fiscal year end, federal and state net operating losses of approximately $950,000 are to be deducted ratably over the six year period from March 31, 1995 to March 31, 2000.

(8) PROFIT SHARING PLAN

   Effective January 1, 1988, the Company adopted a profit sharing plan covering substantially all employees. The plan has 401(k) provisions whereby employees contribute to the plan through payroll deductions.
   The Company may elect to make discretionary contributions to the plan which are approved by the Board of Directors. The Company did not make a discretionary contribution for the years ended March 31, 1996, 1995 or 1994.

(9) LINE OF CREDIT AND TERM LOAN AGREEMENT

   During 1995, the Company established a revolving line of credit with a bank for $2,000,000, which bore an interest rate of prime plus 1% to 2%, of which $1,910,000 was outstanding at March 31, 1995. This facility was converted to a term loan on April 1, 1995 and was subsequently paid with the proceeds from a new $2,000,000 facility established with another bank. Under the new facility the bank agreed to purchase up to $2,000,000 of domestic accounts receivable at a discount rate of 2%.

   In September 1995, the Company terminated this $2,000,000 facility and entered into a new $3,000,000 annually renewable agreement with a new bank. Under this agreement, the bank agreed to purchase up to $3,000,000 of domestic and foreign accounts receivable at a discount rate of 1.60% per month of the average daily balance outstanding. In March 1996, this agreement was terminated and amounts outstanding were paid in full from proceeds received from sale of the Company's common stock.

                                                   (Continued)

                            ANALOGY, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements



(10) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates primarily in one business segment, comprising the systems design automation industry.

   The Company's geographic revenues and operating income (loss) are summarized as follows (in thousands):

                                                  1996      1995      1994
                                                  ----      ----      ----
Geographic revenues:
   United States. . . . . . . . . . . . . . . .  $14,188    9,717     7,765
   Europe . . . . . . . . . . . . . . . . . . .    7,550    6,538     4,141
                                                 -------   ------    ------
                                                 $21,738   16,255    11,906
                                                 -------   ------    ------
                                                 -------   ------    ------
Export sales. . . . . . . . . . . . . . . . . .  $ 1,911    1,766     1,230
                                                 -------   ------    ------
                                                 -------   ------    ------
Operating income (loss):
   United States. . . . . . . . . . . . . . . .     (814)  (3,174)   (2,955)
   Europe . . . . . . . . . . . . . . . . . . .    2,533    2,251       537
                                                 -------   ------    ------
                                                 $ 1,719     (923)   (2,418)
                                                 -------   ------    ------
                                                 -------   ------    ------

   Revenue from one customer accounted for 13.6% of total revenue for the year ended March 31, 1996. There were no revenues from one customer which accounted for more than 10% of total revenues for 1995 and 1994.

                                                         1996      1995
                                                         ----      ----
Identifiable assets:
   United States. . . . . . . . . . . . . . . . . . .   $17,877    6,445
   Europe . . . . . . . . . . . . . . . . . . . . . .     4,417    3,930
                                                        -------   ------
                                                        $22,294   10,375
                                                        -------   ------
                                                        -------   ------