Form 10-Q
period 1996-06-30
ANALOGY INC
filed 1996-08-12
CIK 893573

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

                               -----------------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1996
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes [X]   No [ ]


      COMMON STOCK, NO PAR VALUE                      8,359,664
               (Class)                 (Shares outstanding at August 6, 1996)

                                ANALOGY, INC.
                                  FORM 10-Q
                                    INDEX

PART I - FINANCIAL INFORMATION                                    Page
                                                                  ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1996
         and March 31, 1996 ....................................    2

         Consolidated Statements of Operations - Three Months
         Ended June 30, 1996 and 1995 ..........................    3

         Consolidated Statements of Cash Flows - Three Months
         ended June 30, 1996 and 1995 ..........................    4

         Notes to Consolidated Financial Statements ............    5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    6


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ......................   11

                       ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                June 30,       March 31,
                                                  1996           1996
                                                --------       ---------
ASSETS
  Current assets:
    Cash and cash equivalents                   $ 1,510         $10,208
     Marketable securities                        5,910            -
    Accounts receivable                           5,216           5,831
    Prepaid expenses and other assets               904             817
                                                --------        --------
         Total current assets                    13,540          16,856

    Furniture, fixtures and equipment, net        3,571           3,113

    Library costs, net                            2,102           2,116

    Other assets                                    220             209
                                                --------        --------
                                                $19,433         $22,294
                                                --------        --------
                                                --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                            $ 1,547         $ 2,124
    Current portion of capital leases               550             537
    Accrued expenses                              1,135           1,427
    Unearned revenue                              4,654           5,208
    Subordinated debt                               160             929
                                                --------        --------
      Total current liabilities                   8,046          10,225

   Non-current portion of capital leases            489             423
   Other liabilities                                149             155


  Shareholders' equity:
    Common stock, no par value, authorized
     35,000 shares;                              14,122          14,180
       8,319 and 8,293 shares issued and
         outstanding at June 30, 1996 and
         March 31, 1996
    Foreign currency translation                    (53)            (78)
    Retained deficit                             (3,320)         (2,611)
                                                --------        --------
      Total shareholders' equity                 10,749          11,491
                                                --------        --------
                                                $19,433         $22,294
                                                --------        --------
                                                --------        --------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)


                                           Three months ended June 30,
                                           --------------------------
                                              1996            1995
                                           ---------       ----------
 Revenue:
    Product licenses                        $ 2,670        $ 4,059
    Service and other                         2,046          1,246
                                            --------       --------
        Total revenue                         4,716          5,305

 Cost of revenue:

    Product licenses                            377            336
    Service and other                           485            183
                                            --------       --------
        Total cost of revenue                   862            519
                                            --------       --------

        Gross profit                          3,854          4,786

 Operating expenses:


    Research and development                  1,361          1,055
    Sales and marketing                       2,738          2,671
    General and administrative                  675            585
                                            --------       --------
        Total operating expenses              4,774          4,311
                                            --------       --------

        Operating (loss) income                (920)           475

 Other income (expense), net                      9           (181)
                                            --------       --------
        (Loss) income before income taxes      (911)           294

 Income tax (benefit) expense                  (202)            75
                                            --------       --------

        Net (loss) income                   $  (709)          $ 219
                                            --------       --------
                                            --------       --------

 Net (loss) income per common share           $(.09)        $   .03
                                            --------       --------
                                            --------       --------

 Weighted average common shares outstanding   8,311           6,814
                                            --------       --------
                                            --------       --------


              The accompanying notes are an integral part of these
                     consolidated financial statements.

                       ANALOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (In thousands)


                                                  Three months ended June 30,
                                                  ---------------------------
                                                     1996             1995
                                                  ---------         ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                              $  (709)         $   219
    Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
         Depreciation and amortization                 574              419
    Changes in operating assets and liabilities:
      Accounts receivable                              578              867
      Prepaid expenses and other assets               (102)            (145)
      Accounts payable and accrued expenses           (819)             633
      Unearned revenue                                (536)             (68)
                                                   --------         --------
            Net cash (used in) provided
             by operating activities                (1,014)           1,925
                                                   --------         --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities             (5,910)              -
      Capital expenditures for furniture,
       fixtures and equipment                         (553)            (261)
      Capital expenditures for library costs          (210)            (248)
                                                   --------         --------
            Net cash used in investing activities   (6,673)            (509)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on line of credit                         -            (1,710)
     Payments on subordinated debt                    (769)              -
     Principal payments on capital leases             (179)            (157)
     Common stock offering costs                       (68)              -
     Proceeds from sale of common stock                  9                6
                                                   --------         --------
           Net cash used in financing activities    (1,007)          (1,861)
                                                   --------         --------

  Effect of exchange rate changes on cash and
   cash equivalents                                     (5)              (5)
                                                   --------         --------

           Net decrease in cash and cash
            equivalents                             (8,699)            (450)

     Cash and cash equivalents at beginning
      of period                                     10,208            1,179
                                                   --------         --------
     Cash and cash equivalents at end of
      period                                       $ 1,510          $   729
                                                   --------         --------
                                                   --------         --------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                     $    93          $   169
      Income taxes                                      41                3
  SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
     Acquisition of equipment under capital
      lease obligations                            $   257          $    16


                The accompanying notes are an integral part of these
                        consolidated financial statements.

                          ANALOGY, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three months ended June 30, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1996 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Annual Report on Form 10-K for the year ended March 31, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1996, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

     Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997, or any portion thereof.



2.  FURNITURE, FIXTURES AND EQUIPMENT

                                             June 30,          March 31,
                                               1996              1996
                                             --------          ---------

       Office furniture                      $   800           $   541
       Computer equipment                      2,947             2,782
       Capital leases                          3,462             3,206
       Software                                  677               550
                                             --------          --------
                                               7,886             7,709
       Less accumulated depreciation
        and amortization                      (4,315)           (3,966)
                                             --------          --------
                                             $ 3,571           $ 3,113
                                             --------          --------
                                             --------          --------


3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

      Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate securities. The Company's marketable securities are classified as "available for sale" as the Company intends to utilize its marketable securities for liquidity or operational purposes. Accordingly, these securities are carried at market value, which is not materially different from cost at June 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

       The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and contract model development. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting, contract model development and other services revenue is recognized as the services or portions thereof have been completed. The Company has received a multi-year grant from the National Institute of Standards and Technology ("NIST") and has entered into contracts with other parties that provide funding to the Company for research and development. These contracts generally contain cost sharing provisions.

      The Company has focused substantial efforts on its international business operations, particularly in Europe. The Company's international operations accounted for 32% and 30% of the Company's total revenue for the first quarter of fiscal year 1997 and 1996, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe.

FORWARD LOOKING STATEMENTS

      All statements and trend analysis contained herein relative to future size or degree of market penetration of the Company's products and information relating to the rates of growth or decline of revenue or expenses constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements.

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

      The Company has historically derived a significant portion of its revenue from the automotive industry. The automotive industry is characterized by high cyclicality, technological change, fluctuations in manufacturing capacity and pricing and gross margin pressures. This industry has from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. No assurance can be given that the automotive industry will experience economic growth, will not experience a downturn or that any downturn will not be severe.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:


                                       THREE MONTHS           THREE MONTHS
                                          ENDED                  ENDED
                                       JUNE 30, 1996          JUNE 30, 1995
                                    --------------------   -------------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product licenses                  $2,670         56.6 %  $4,059        76.5 %
  Service and other                  2,046         43.4     1,246        23.5
                                    ------        -----    ------       -----
      Total revenue                  4,716        100.0     5,305       100.0
Cost of revenue:
   Product licenses                    377          7.9       336         6.3
   Service and other                   485         10.3       183         3.5
                                    ------        -----    ------       -----
      Total cost of revenue            862         18.2       519         9.8
                                    ------        -----    ------       -----
Gross profit                         3,854         81.8     4,786        90.2
Operating expenses:
   Research and development          1,361         28.8     1,055        19.9
   Sales and marketing               2,738         58.1     2,671        50.3
   General and administrative          675         14.3       585        11.0
                                    ------        -----    ------       -----
      Total operating expenses       4,774        101.2     4,311        81.2
                                    ------        -----    ------       -----
Operating (loss) income               (920)       (19.4)      475         9.0
Other income (expense), net              9           .1      (181)       (3.4)
                                    ------        -----    ------       -----
(Loss) income before income taxes     (911)       (19.3)      294         5.6
Income tax (benefit) expense          (202)         4.2        75        (1.4)
                                    ------        -----    ------       -----
Net (loss) income                 $   (709)       (15.1)%  $  219         4.2 %
                                    ------        -----    ------       -----
                                    ------        -----    ------       -----

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

REVENUE

         Total revenue decreased 11% to $4.7 million in the first quarter of fiscal year 1997 from $5.3 million in the first quarter of fiscal year 1996. Product license revenue decreased 34% to $2.7 million in the first quarter of fiscal year 1997 from $4.1 million in first quarter of fiscal year 1996. This decrease is primarily attributable to the slippage of several key orders from the first quarter of fiscal year 1997 to later in the year. Service and other revenue increased 64% to $2.0 million in the first quarter of fiscal year 1997 from $1.2 million in the first quarter of fiscal year 1996, due to increased maintenance revenue resulting from the growth in the Company's installed base, billings to NIST under the grant awarded in fiscal year 1996 and billings to the U.S. Air Force under a new contract awarded during the first quarter of fiscal year 1997.

         Sales to Electronic Data Systems Corp. ("EDS"), which serves as a distributor to certain automotive industry users, accounted for 12% of total revenue in the first quarter of fiscal year 1996. Near term uncertainty regarding capital spending by General Motors has resulted in reductions in orders from EDS. The Company does not expect significant orders from EDS to resume until the fourth quarter of fiscal year 1997 at the earliest. The loss of or reduction in sales to EDS could have an adverse effect on the Company's business, financial condition and results of operations. No one customer accounted for 10% or more of total revenue in the first quarter of fiscal year 1997.

         Revenue from international operations was $1.5 million (32% of total revenue) in the first quarter of fiscal year 1997 compared to $1.6 million (30% of total revenue) in the first quarter of fiscal year 1996. Revenue from international operations remained relatively constant in the first quarters of fiscal years 1997 and 1996, but has increased as a percentage of total revenue as revenue from United States operations decreased during the same period.

COST OF REVENUE

         Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs. Cost of product license revenue increased to 7.9% of total revenue in the first quarter of fiscal year 1997 from 6.3% of total revenue in the first quarter of fiscal year 1996, primarily due to the decrease in product license revenue during the same period, as costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

         The cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. Cost of service and other revenue increased to 10.3% of total revenue in the first quarter of fiscal 1997 from 3.5% of total revenue in the first quarter of fiscal year 1996, due primarily to the Company's increased installed product base, costs associated with performance under the grant received from NIST and the costs associated with the U.S. Air Force contract. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. It is anticipated that service and other revenue will continue to increase as a percentage of total revenue for the remainder of fiscal year 1997.

RESEARCH AND DEVELOPMENT

         Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 29% to $1.4 million in the first quarter of fiscal year 1997 from $1.1 million in the first quarter of fiscal year 1996. The increase primarily resulted from increased personnel and facilities and systems support expenses relating to the Company's expansion of its research and development programs. Research and development personnel increased 20% and facilities to accomodate the increased personnel were expanded in the first quarter of fiscal year 1997. As a percentage of total revenue, research and development costs increased to 28.8% in the first quarter of fiscal year 1997 from 19.9% in the first quarter of fiscal year 1996, due to the above and the decrease in revenue in the first quarter of fiscal year 1997. As a percentage of total revenue, research and development expense is expected to decrease during the remainder of fiscal year 1997.

SALES AND MARKETING

         Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense remained relatively constant in the first quarter of fiscal year 1997 and 1996. As a percentage of total revenue, sales and marketing expenses increased to 58.1% in the first quarter of fiscal year 1997 from 50.3% in the first quarter of fiscal year 1996, due primarily to the decrease in revenue in the first quarter of fiscal year 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 15% to $675,000 in the first quarter of fiscal year 1997 from $585,000 in the first quarter of fiscal year 1996. As a percentage of total revenue, general and administrative expenses increased to 14.3% in the first quarter of fiscal year 1997 from 11.0% in the first quarter of fiscal 1996, due in part to expansion of facilities, and the increased costs of being a public company, including those related to external reporting requirements, and legal and accounting costs.

OTHER INCOME (EXPENSE), NET

         Other expense, net primarily consists of interest income on cash and cash equivalents and marketable securities offset by interest expense associated with short-term financing of accounts receivable, capital leases and subordinated debt. Other expense, net was $9,000 (income) in the first quarter of fiscal year 1997 and $181,000 (expense) in the first quarter of fiscal year 1996. This change is primarily attributable to interest earned on the investment of proceeds from the Company's initial public offering and the reduction in interest expense resulting from reduced amounts outstanding under the Company's line of credit arrangement and subordinated debt.

(BENEFIT FROM) PROVISION FOR INCOME TAXES

         The Company provided for foreign withholding and income taxes of $26,000 and $11,000, in the first quarter of fiscal year 1997 and 1996, respectively. In the first quarter of fiscal year 1997 the Company recorded a benefit from the utilization of net operating loss carryforwards of $228,000, which it believes will be realized in the fiscal year. The Company's effective income tax rate in the first quarter of fiscal year 1996 was approximately 25%, and the Company anticipates that its effective income tax rate for fiscal year 1997 will be approximately 25%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases and accounts receivable financing. In March 1996 the Company completed its initial public offering of common stock which resulted in net proceeds to the Company of approximately $9.4 million.

         Net cash used in operating activities was $1.0 million in the first quarter of fiscal year 1997, primarily resulting from a net loss for the period, adjustments for depreciation and amortization and the decrease in unearned revenue, accounts payable and accrued expenses. The decrease in unearned revenue represents recognition of revenue for maintenance and library services and the decrease in accounts payable and accrued expenses primarily represents payment of amounts outstanding at March 31, 1996, including costs associated with the Company's initial public offering which was completed in March 1996.

         Net cash used in investing activities was $6.7 million in the first quarter of fiscal year 1997, which primarily included the investment of cash in marketable securities. Also included in net cash used in investing activities are capital expenditures for furniture, fixtures and equipment and capital expenditures associated with the investment in the Company's component and template model libraries.

         Net cash used in financing activities was $1.0 million in the first quarter of fiscal year 1997, which primarily included payments of subordinated debt and capital lease obligations.


         At June 30, 1996, the Company had cash and cash equivalents of $1.5 million and marketable securities of $5.9 million. The Company also utilizes lease financing arrangements to finance purchase of capital assets as a source of liquidity. The Company believes that the net proceeds from its initial public offering, together with lease financing arrangements, available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. Accordingly, the Company currently has no outstanding borrowing facility.

                    PART II - OTHER INFORMATION
                    ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

(a) The exhibits filed as part of this report are listed below:

         Exhibit No.
         -----------
             11       Statement regarding computation of per share earnings
             27       Financial Data Schedule

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 1996


                                  ANALOGY, INC.

                                  By: /s/ GARY P. ARNOLD
                                      ------------------------------
                                      Gary P. Arnold
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


                                  By: /s/ TERRENCE A. RIXFORD
                                      ------------------------------
                                      Terrence A. Rixford
                                      Vice President, Finance and Administration
                                      (Principal Financial Officer)