Form 10-Q
period 1996-09-30
ANALOGY INC
filed 1996-11-13
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-Q
                       ----------------------------------

             [X]QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: September 30, 1996
                                          OR
             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                     503-626-9700
                 (Registrant's telephone number including area code)




    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes [ X ]     No [   ]
                                                 -----        -----

COMMON STOCK, NO PAR VALUE                               8,367,390
          (Class)                       (Shares outstanding at November 1, 1996)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    ANALOGY, INC.
                                      FORM 10-Q
                                        INDEX

PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements:

    Consolidated Balance Sheets - September 30, 1996
    and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   2

    Consolidated Statements of Operations - Three Months and Six Months
    Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . .   3

    Consolidated Statements of Cash Flows - Six Months
    ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . .   4

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .   6


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .   12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   12

                            ANALOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                                     September 30,       March 31,
                                                                          1996             1996
                                                                     -------------      ----------
ASSETS
  Current assets:
    Cash and cash equivalents                                           $ 1,015           $10,208
    Marketable securities                                                 4,910                 -
    Accounts receivable                                                   5,936             5,831
    Prepaid expenses and other assets                                       857               817
                                                                      ---------           -------
         Total current assets                                            12,718            16,856

    Furniture, fixtures and equipment, net                                3,765             3,113
    Library costs, net                                                    2,211             2,116
    Other assets                                                            254               209
                                                                      ---------           -------
                                                                        $18,948           $22,294
                                                                      ---------           -------
                                                                      ---------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                    $ 1,230           $ 2,124
    Current portion of capital leases                                       482               537
    Accrued expenses                                                      1,634             1,427
    Unearned revenue                                                      5,155             5,208
    Subordinated debt                                                       100               929
                                                                      ---------           -------
      Total current liabilities                                           8,601            10,225

   Non-current portion of capital leases                                    383               423
   Other liabilities                                                        145               155


  Shareholders' equity:
    Common stock, no par value, authorized 35,000 shares;                14,177            14,180
      8,366 and 8,293 shares issued and outstanding
       at September 30, 1996 and March 31, 1996
    Foreign currency translation                                          (106)              (78)
    Retained deficit                                                    (4,252)           (2,611)
                                                                      ---------           -------
      Total shareholders' equity                                          9,819            11,491
                                                                      ---------           -------
                                                                        $18,948           $22,294
                                                                      ---------           -------
                                                                      ---------           -------


           The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                                    Three months ended                  Six months ended
                                                       September 30,                      September 30,
                                                 -------------------------          -------------------------
                                                  1996             1995               1996              1995
                                                ---------        --------           ---------        --------
Revenue:
   Product licenses                             $2,882            $4,031            $5,553            $8,090
   Service and other                             2,377             1,292             4,422             2,538
                                                 -----            ------             -----            ------
      Total revenue                              5,259             5,323             9,975            10,628

 Cost of revenue:

   Product licenses                                374               293               751               629
   Service and other                               525               184             1,011               367
                                                 -----            ------             -----            ------
      Total cost of revenue                        899               477             1,762               996
                                                 -----            ------             -----            ------

      Gross profit                               4,360             4,846             8,213             9,632

Operating expenses:
   Research and development                      1,278             1,214             2,640             2,269
   Sales and marketing                           3,015             2,437             5,752             5,108
   General and administrative                      682               664             1,357             1,249
                                                 -----            ------             -----            ------
      Total operating expenses                   4,975             4,315             9,749             8,626
                                                 -----            ------             -----            ------

      Operating (loss) income                     (615)              531            (1,536)            1,006

Other income (expense), net                         (1)             (219)                9              (400)
                                                 -----            ------             -----            ------
      (Loss) income before income
         taxes                                    (616)              312            (1,527)              606
                                                 -----            ------             -----            ------

Income tax expense                                 316                80               114               155
                                                 -----            ------             -----            ------

      Net (loss) income                         $ (932)             $232           $(1,641)             $451
                                                 -----            ------             -----            ------
                                                 -----            ------             -----            ------

Net (loss) income per common share              $(0.11)            $0.03           $ (0.20)            $0.07
                                                 -----            ------             -----            ------
                                                 -----            ------             -----            ------

Shares used in per share calculations            8,356             6,921             8,334             6,879
                                                 -----            ------             -----            ------
                                                 -----            ------             -----            ------


           The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (In thousands)
                                     (Unaudited)

                                                                       Six months ended September 30,
                                                                      -------------------------------
                                                                          1996               1995
                                                                      ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(1,641)            $ 451
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                                     1,225               850
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (134)            1,168
    Prepaid expenses and other assets                                      (85)             (227)
    Accounts payable and accrued expenses                                 (697)            1,125
    Unearned revenue                                                       (44)             (463)
                                                                      ---------           -------
          Net cash (used in) provided by operating activities           (1,376)            2,904

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                   (5,910)                -
    Sales of marketable securities                                       1,000                 -
   Capital expenditures for furniture, fixtures and equipment           (1,156)             (394)
   Capital expenditures for library costs                                 (559)             (512)
                                                                      ---------           -------
          Net cash used in investing activities                         (6,625)             (906)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit                                                -            (1,910)
   Payments on subordinated debt                                          (829)                -
   Principal payments on capital leases                                   (353)             (291)
   Common stock offering costs                                             (75)                -
   Proceeds from exercise of common stock options                           72                74
                                                                      ---------           -------
          Net cash used in financing activities                         (1,185)           (2,127)

Effect of exchange rate changes on cash and cash equivalents                (7)               45
                                                                      ---------           -------

          Net decrease in cash and cash equivalents                     (9,193)              (84)

   Cash and cash equivalents at beginning of period                     10,208             1,179
                                                                      ---------           -------
   Cash and cash equivalents at end of period                           $1,015            $1,095
                                                                      ---------           -------
                                                                      ---------           -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                             $ 116             $ 163
    Income taxes                                                           138                 -
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Acquisition of equipment under capital lease obligations               $257             $  44


           The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three months and six months ended September 30, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1996 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Annual Report on Form 10-K for the year then ended. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1996, as included in the Company's Annual Report on Form 10-K for the year then ended.

     Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997, or any portion thereof.


2.  FURNITURE, FIXTURES AND EQUIPMENT, NET

                                                           September 30,      March 31,
                                                               1996              1996
                                                           -------------    ------------
    Office furniture                                       $     783         $     541
    Computer equipment                                         3,317             2,782
    Capital leases                                             3,462             3,206
    Software                                                     930               550
                                                           ---------         ---------
                                                               8,492             7,079
    Less accumulated depreciation and amortization            (4,727)           (3,966)
                                                           ---------         ---------
                                                           $   3,765         $   3,113
                                                           ---------         ---------
                                                           ---------         ---------


3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate securities. The Company's marketable securities are classified as "available for sale" as the Company intends to utilize its marketable securities for liquidity or operational purposes. Accordingly, these securities are carried at market value, which is not materially different from cost at September 30, 1996.


4.  SUBSEQUENT EVENTS

    On October 24, 1996, the Company announced an agreement in principle to acquire Symmetry Design Systems, Inc., a leading independent developer of analog and mixed-signal modeling tools and model libraries. The consummation of the acquisition will be subject to the negotiation and execution of a definitive merger agreement, and the satisfaction of all conditions expressed in such agreement. The acquisition, which is to be accounted for as a purchase, is expected to be completed by the end of November.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The Company develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems. The Company's core simulator product, Saber, was introduced in 1987. In addition to Saber, Analogy offers schematic capture and analysis tools and framework integration products providing interfaces to the design environments of major electronic design automation companies.

    The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and contract model development. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting, contract model development and other services revenue is recognized as the services or portions thereof have been completed. The Company received a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 and a contract with the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 which provide funding to the Company for research and development. These contracts contain cost sharing provisions.

    The Company has focused substantial efforts on its international business operations, particularly in Europe. The Company's international operations accounted for 43% and 32% of the Company's total revenue for the first six months of fiscal year 1997 and 1996, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe.


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


RESULTS OF OPERATIONS

    The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:



                                                  THREE MONTHS                      THREE MONTHS
                                                     ENDED                               ENDED
STATEMENT OF OPERATIONS DATA:                  SEPTEMBER 30, 1996                   SEPTEMBER 30, 1995
                                           ------------------------------     ----------------------------
Revenue:
   Product licenses                       $  2,882              54.8%         $  4,031              75.7%
   Service and other                         2,377              45.2             1,292              24.3
                                           -------            ------          --------          --------
      Total revenue                          5,259             100.0             5,323             100.0
Cost of revenue:
   Product licenses                            374               7.1               293               5.5
   Service and other                           525              10.0               184               3.5
                                           -------            ------          --------          --------
      Total cost of revenue                    899              17.1               477               9.0
                                           -------            ------          --------          --------
Gross profit                                 4,360              82.9             4,846              91.0
Operating expenses:
   Research and development                  1,278              24.3             1,214              22.8
   Sales and marketing                       3,015              57.3             2,437              45.8
   General and administrative                  682              13.0               664              12.4
                                           -------            ------          --------          --------
      Total operating expenses               4,975              94.6             4,315              81.0
                                           -------            ------          --------          --------
Operating (loss) income                       (615)            (11.7)              531              10.0
Other income (expense), net                     (1)               --              (219)             (4.1)
                                           -------            ------          --------          --------
(Loss) income before income taxes             (616)            (11.7)              312               5.9
Income tax expense                             316               6.0                80               1.5
                                           -------            ------          --------          --------
Net (loss) income                          $  (932)             17.7%          $   232               4.4%
                                           -------            ------          --------          --------
                                           -------            ------          --------          --------


                                                     SIX MONTHS                          SIX MONTHS
                                                        ENDED                               ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
STATEMENT OF OPERATIONS DATA:                           1996                                1995
                                             -------------------------          -------------------------
Revenue:
  Product licenses                          $5,553              55.7%           $8,090              76.1%
  Service and other                          4,422              44.3             2,538              23.9
                                             -----            ------            ------            ------
      Total revenue                          9,975             100.0            10,628             100.0
Cost of revenue:
   Product licenses                            751               7.5               629               5.9
   Service and other                         1,011              10.2               367               3.5
                                             -----            ------            ------            ------

      Total cost of revenue                  1,762              17.7               996               9.4
                                             -----            ------            ------            ------
Gross profit                                 8,213              82.3             9,632              90.6
Operating expenses:
   Research and development                  2,640              26.5             2,269              21.3
   Sales and marketing                       5,752              57.6             5,108              48.1
   General and administrative                1,357              13.6             1,249              11.7
                                             -----            ------            ------            ------
      Total operating expenses               9,749              97.7             8,626              81.1
                                             -----            ------            ------            ------
Operating (loss) income                     (1,536)            (15.4)            1,006               9.5
Other income (expense), net                      9               0.1              (400)             (3.8)
                                             -----            ------            ------            ------
(Loss) income before income taxes           (1,527)            (15.3)              606               5.7
Income tax expense                             114               1.2               155               1.5
                                             -----            ------            ------            ------
Net (loss) income                          $(1,641)             16.5%             $451               4.2%
                                             -----            ------            ------            ------
                                             -----            ------            ------            ------




THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REVENUE

    Total revenue in the second quarter of fiscal year 1997 was at approximately the same level as the second quarter of fiscal year 1996. Total revenue decreased 6% to $10.0 million in the first six months of fiscal year 1997 from $10.6 million in the first six months of fiscal year 1996.

    Product license revenue decreased 29% to $2.9 million in the second quarter of fiscal year 1997 from $4.0 million in the second quarter of fiscal year 1996, and decreased 31% to $5.6 million in the first six months of fiscal year 1997 from $8.1 million in the first six months of fiscal year 1996. The decreases were primarily attributable to the slippage of several key orders from the first quarter and second quarters of fiscal year 1997 to later in the year, and to lower overall sales in the automotive sector in the United States. These decreases were partially offset by increases in international sales in the first six months of fiscal year 1997.

    Service and other revenue increased 84% to $2.4 million in the second quarter of fiscal year 1997 from $1.3 million in the second quarter of fiscal year 1996, and increased 74% to $4.4 million in the first six months of fiscal year 1997 from $2.5 million in the first six months of fiscal year 1996. The increases were due primarily to increased maintenance revenue resulting from growth in the Company's installed base, billings to NIST under the grant awarded in fiscal year 1996, billings to the U.S. Air Force under a contract awarded during the first quarter of fiscal year 1997, and billings to DARPA under a contract awarded in September 1996.

    Sales to Electronic Data Systems Corp. ("EDS"), which serves as a distributor to certain automotive industry users, accounted for approximately 4% and 17% of total revenue in the first six months of fiscal year 1997 and 1996, respectively. Near term uncertainty regarding capital spending by General Motors has resulted in reductions in orders from EDS. The loss of or further reduction in sales to EDS could have an adverse effect on the Company's business, financial condition and results of operations. Other than EDS, no one customer accounted for 10% or more of total revenue in the second quarter or first six months of fiscal years 1997 or 1996.

    Revenue from international operations was $4.3 million (43% of total revenue) in the first six months of fiscal year 1997 compared to $3.4 million (32% of total revenue) in the first six months of fiscal year 1996. In the first six months of fiscal year 1997, revenue from international operations increased as a percentage of total revenue, as revenue from United States operations, in particular from the automotive industry, decreased during the same period.

COST OF REVENUE

    Total cost of revenue increased to $899,000 in the second quarter of fiscal year 1997 from $477,000 in the second quarter of fiscal year 1996, and increased to $1.8 million in the first six months of fiscal year 1997 from $996,000 in the first six months of fiscal year 1996.

    Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs. Cost of product license revenue increased to 13.0% of product license revenue in the second quarter of fiscal year 1997 from 7.3% in the second quarter of fiscal year 1996, and increased to 13.5% of product license revenue in the first six months of fiscal year 1997 from 7.8% in the first six months of fiscal year 1996. The increases were primarily due to the decrease in product license revenue during the same period, as costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

    The cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. Cost of service and other revenue increased to 22.0% of service and other revenue in the second quarter of fiscal 1997 from 14.2% of service and other revenue in the second quarter of fiscal year 1996, and increased to 22.9% of service and other revenue in the first six months of fiscal 1997 from 14.5% of service and other revenue in the first six months of fiscal year 1996. The increases were due primarily to the Company's increased installed product base, costs associated with performance under the grant received from NIST and the costs associated with performance under the U.S. Air Force and DARPA contracts. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. It is anticipated that service and other revenue will continue to increase as a percentage of total revenue for the remainder of fiscal year 1997.

RESEARCH AND DEVELOPMENT

    Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased slightly to $1.3 million in the second quarter of fiscal year 1997 from $1.2 million in the second quarter of fiscal year 1996, and increased 16% to $2.6 million in the first six months of fiscal year 1997 from $2.3 million in the first six months of fiscal year 1996. The increases primarily resulted from the increase in research and development personnel in the first quarter of fiscal 1997 and increased facilities and systems support expenses to accommodate the increased personnel. As a percentage of total revenue, research and development costs increased to 26.5% in the first six months of fiscal year 1997 from 21.3% in the first six months of fiscal year 1996, due to the above and the decrease in total revenue in the first six months of fiscal year 1997.


SALES AND MARKETING

    Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 24% to $3.0 million in the second quarter of fiscal year 1997 from $2.4 million in the second quarter of 1996, and increased 13% to $5.7 million in the first six months of fiscal year 1997 from $5.1 million in the first six months of fiscal year 1996. As a percentage of total revenue, sales and marketing expenses increased to 57.6% in the first six months of fiscal year 1997 from 48.1% in the first six months of fiscal year 1996, due primarily to increases in personnel and training, and expenses incurred to support the introduction of new products expected to be released in early November 1996. Additionally, the increase as a percentage of total revenue was due to the decrease in revenue in the first six months of fiscal year 1997.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 3% to $682,000 in the second quarter of fiscal year 1997 from $664,000 in the second quarter of fiscal year 1996, and increased 9% to $1.4 million in the first six months of fiscal year 1997 from $1.2 million in the first six months of fiscal year 1996. As a percentage of total revenue, general and administrative expenses increased to 13.6% in the first six months of fiscal year 1997 from 11.7% in the first six months of fiscal 1996, due to expansion of facilities, and the increased costs of being a public company, including those related to external reporting requirements, and legal and accounting costs.

OTHER INCOME (EXPENSE), NET

    Other expense, net primarily consists of interest income on cash and cash equivalents and marketable securities offset by interest expense associated with short-term financing of accounts receivable, capital leases and subordinated debt. Other expense, net was $1,000 (expense) in the second quarter of fiscal year 1997 and $219,000 (expense) in the second quarter of fiscal year 1996; and $9,000 (income) in the first six months of fiscal year 1997 and $400,000 (expense) in the first six months of fiscal year 1996. This change is primarily attributable the reduction in interest expense resulting from reduced amounts outstanding under the Company's line of credit arrangement and subordinated debt; a result of the Company's initial public offering in March 1996.

PROVISION FOR INCOME TAXES

    In the second quarter of fiscal year 1997 the Company reversed the $228,000 benefit from the anticipated utilization of net operating loss carryforwards which had been recorded in the previous quarter. The reversal was a result of changes in the estimate of the mix of taxable income among the Company's U.S. and foreign entities. In the second quarter of fiscal 1997, the Company recorded approximately $88,000 of foreign tax expense.

    The Company's effective income tax rate for fiscal year 1997 will be impacted by the mix of tax benefits available from utilization of net operating loss carryforwards and tax expense for subsidiaries in certain countries where the Company does business. Accordingly, the Company's income tax position and resulting income tax rate is uncertain for fiscal year 1997.



LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases, accounts receivable financing and in March 1996, with an initial public offering of common stock which resulted in net proceeds to the Company of approximately $9.4 million.

    Net cash used in operating activities was $1.4 million in the first six months of fiscal year 1997, primarily resulting from a net loss for the period, adjustments for depreciation and amortization and the decrease in accounts payable. The decrease in accounts payable primarily represents payment of amounts outstanding at March 31, 1996, including costs associated with the Company's initial public offering which was completed in March 1996.

    Net cash used in investing activities was $6.6 million in the first six months of fiscal year 1997, which primarily included the net investment of cash in marketable securities. Also included in net cash used in investing activities were capital expenditures for furniture, fixtures and equipment, which were primarily systems upgrades and improvements, and capital expenditures associated with the investment in the Company's component and template model libraries.

    Net cash used in financing activities was $1.2 million in the first six months of fiscal year 1997, which primarily included payments of subordinated debt and capital lease obligations.

    At September 30, 1996, the Company had cash and cash equivalents of $1.0 million and marketable securities of $4.9 million. The Company also utilizes lease financing arrangements to finance purchase of capital assets as a source of liquidity. The Company believes that the net proceeds from its initial public offering, together with lease financing arrangements, available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. Accordingly, the Company currently has no outstanding borrowing facility.

                             PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on August 9, 1996 at which the actions below were taken:

1. The shareholders elected the following seven directors to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.



                           EXPIRATION     SHARES IN       SHARES
    NAME                    OF TERM         FAVOR        WITHHELD
    ----                    -------         -----        --------
    Robert L. Cattoi         1997         7,539,449         9,200
    John H. Faehndrich       1997         5,251,778     2,296,871
    Martin Vlach             1997         5,157,257     2,391,392
    Frank Roehr              1998         5,408,945     2,139,704
    Gary P. Arnold           1999         7,017,064       531,585
    Neil E. Goldschmidt      1999         7,531,149        17,500
    Charles F. Sporck        1999         7,539,249         9,400


2.  The Analogy, Inc. 1996 Employee Stock Purchase Plan was approved as follows:
6,897,596 shares were voted in favor, 623,678 shares were voted in opposition, 5,200 shares abstained and there were 22,175 broker non-votes.

3. The appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending March 31, 1997 was ratified as follows:
7,534,186 shares were voted in favor, 8,613 shares were voted in opposition, and 5,850 votes abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

    EXHIBIT NO.
         11        Statement Regarding Computation of Per Share (Loss) Earnings
         27        Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 1996


                             ANALOGY, INC.

                             By: /s/ GARY P. ARNOLD
                                -------------------------------
                                Gary P. Arnold
                                Chairman of the Board, President
                                and Chief Executive Officer
                                 (Principal Executive Officer)



                             By: /s/ TERRENCE A. RIXFORD
                                -------------------------------
                                Terrence A. Rixford
                                Vice President, Finance and Administration
                                 (Principal Financial Officer)