Form 10-Q
period 1996-12-31
ANALOGY INC
filed 1997-02-11
CIK 893573

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-Q
                                 ____________________

[X]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: December 31, 1996
                                          OR
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


COMMON STOCK, NO PAR VALUE                            9,065,255
    (Class)                            (Shares outstanding at January 31, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    ANALOGY, INC.
                                      FORM 10-Q
                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.  Financial Statements:

    Consolidated Balance Sheets - December 31, 1996
    and March 31, 1996 ....................................................  2

    Consolidated Statements of Operations - Three Months and Nine Months
    Ended December 31, 1996 and 1995 ......................................  3

    Consolidated Statements of Cash Flows - Nine Months
    Ended December 31, 1996 and 1995 ......................................  4

    Notes to Consolidated Financial Statements ............................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................  7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................. 13

                            ANALOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                           December 31,   March 31,
                                                              1996          1996
                                                          -------------   ---------
ASSETS
  Current assets:
    Cash and cash equivalents                                $  3,648     $  10,208
    Marketable securities                                       1,693          -
    Accounts receivable                                         6,707         5,831
    Prepaid expenses and other assets                           1,236           817
                                                          -------------   ---------
         Total current assets                                  13,284        16,856

    Furniture, fixtures and equipment, net                      4,224         3,113
    Library costs, net                                          2,306         2,116
    Other assets                                                  592           209
    Goodwill, net                                                 586          -
                                                          -------------   ---------
                                                            $  20,992     $  22,294
                                                          -------------   ---------
                                                          -------------   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                        $   1,286     $   2,124
    Current portion of capital leases                             502           537
    Accrued expenses                                            2,228         1,427
    Unearned revenue                                            5,071         5,208
    Subordinated debt                                             100           929
                                                          -------------   ---------
      Total current liabilities                                 9,187        10,225

   Non-current portion of capital leases                          642           423
   Other liabilities                                              365           155


  Shareholders' equity:
    Common stock, no par value, authorized 35,000 shares;      16,863        14,180
       shares issued and outstanding : 9,026 at
       December 31, 1996 and 8,293 at March 31, 1996
    Foreign currency translation                                 (138)          (78)
    Retained deficit                                           (5,927)       (2,611)
                                                          -------------   ---------
      Total shareholders' equity                               10,798        11,491
                                                          -------------   ---------
                                                            $  20,992     $  22,294
                                                          -------------   ---------
                                                          -------------   ---------



            The accompanying notes are an integral part of these
                    consolidated financial statements.

             ANALOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per share amounts)
                       (Unaudited)


                                         Three months ended                          Nine months ended
                                             December 31,                                December 31,
                                 ------------------------------------         -------------------------------------
                                     1996                    1995                  1996                 1995
                                   -------------           ------------         -------------         -------------
Revenue:
   Product licenses                     $  4,434               $  3,659              $  9,987             $  11,749
   Service and other                       2,382                  1,774                 6,804                 4,312
                                   -------------           ------------         -------------         -------------
      Total revenue                        6,816                  5,433                16,791                16,061

Cost of revenue:

   Product licenses                          409                    308                 1,160                   937
   Service and other                         629                    182                 1,640                   549
                                   -------------           ------------         -------------         -------------
      Total cost of revenue                1,038                    490                 2,800                 1,486
                                   -------------           ------------         -------------         -------------

      Gross profit                         5,778                  4,943                13,991                14,575

Operating expenses:
   Research and development                1,493                  1,233                 4,133                 3,502
   Sales and marketing                     3,286                  2,749                 9,038                 7,857
   General and administrative                584                    585                 1,941                 1,834
   Amortization of intangibles                45                      -                    45                     -
   Acquired in-process research
     and development                       1,896                      -                 1,896                     -
                                   -------------           ------------         -------------         -------------
      Total operating expenses             7,304                  4,567                17,053                13,193
                                   -------------           ------------         -------------         -------------

      Operating (loss) income             (1,526)                   376                (3,062)                1,382

Other expense, net                           (38)                   (31)                  (29)                 (431)
                                   -------------           ------------         -------------         -------------
      (Loss) income before income
         taxes                            (1,564)                   345                (3,091)                  951

Income tax expense                           111                     88                   225                   243
                                   -------------           ------------         -------------         -------------

      Net (loss) income                $  (1,675)                $  257             $  (3,316)               $  708
                                   -------------           ------------         -------------         -------------
                                   -------------           ------------         -------------         -------------

Net (loss) income per common share     $   (0.19)               $  0.03              $  (0.39)              $  0.08
                                   -------------           ------------         -------------         -------------
                                   -------------           ------------         -------------         -------------

Shares used in per share calculations      8,596                 7,507                  8,422                 8,897
                                   -------------           ------------         -------------         -------------
                                   -------------           ------------         -------------         -------------



             The accompanying notes are an integral part of these
                     consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (In thousands)
                                     (Unaudited)

                                                               Nine months ended December 31,
                                                               ------------------------------
                                                                   1996             1995
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               $  (3,316)       $  708
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                                  2,097         1,312
       Acquired in-process research and development                   1,896             -
       Foreign currency transaction loss, net                            43            59
  Changes in operating assets and liabilities:
    Accounts receivable                                                (784)          397
    Prepaid expenses and other assets                                  (735)         (462)
    Accounts payable and accrued expenses                              (132)        1,260
    Unearned revenue                                                   (232)           14
                                                               -------------    -------------
          Net cash (used in) provided by operating activities        (1,163)        3,288
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                (5,910)            -
    Sales of marketable securities                                    3,017             -
    Maturities of marketable securities                               1,200             -
    Capital expenditures for furniture, fixtures and equipment       (1,741)         (727)
    Capital expenditures for library costs                             (900)         (765)
    Net cash acquired in acquisition                                    260              -
                                                               -------------    -------------
          Net cash used in investing activities                      (4,074)        (1,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit                                             -         (1,910)
   Payments on subordinated debt                                       (829)             -
   Principal payments on capital leases                                (510)          (471)
   Common stock offering costs                                          (82)             -
   Proceeds from exercise of common stock options                        84            732
                                                               -------------    -------------
          Net cash used in financing activities                      (1,337)        (1,649)
   Effect of exchange rate changes on cash and cash equivalents          14             70
                                                               -------------    -------------
          Net increase (decrease) in cash and cash equivalents       (6,560)           217
   Cash and cash equivalents at beginning of period                  10,208          1,179
                                                               -------------    -------------
   Cash and cash equivalents at end of period                      $  3,648       $  1,396
                                                               -------------    -------------
                                                               -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for: Interest                                          $    151       $    364
                 Income taxes                                            62              -
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Acquisition of equipment under capital lease obligations        $    693       $    451
   Preferred stock converted to common stock                              -             85
   Acquisition of Symmetry Design Systems:
      Assets acquired and liabilities assumed, net of
       cash acquired                                               $ (2,421)      $      -
      Issuance of common stock                                        2,681              -
                                                               -------------    -------------
         Net cash acquired in acquisition                          $    260       $      -





               The accompanying notes are an integral part of these
                      consolidated financial statements.

                          ANALOGY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three month and nine month periods ended December 31, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1996 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Annual Report on Form 10-K for the year then ended. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1996 included in the Company's Annual Report on Form 10-K for the year then ended.

     Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997, or any portion thereof.

2.  FURNITURE, FIXTURES AND EQUIPMENT, NET

                                      December 31,   March 31,
                                         1996          1996
                                      ------------   ---------
          Office furniture               $  813       $  541
          Computer equipment              3,862        2,782
          Capital leases                  3,991        3,206
          Software                          980          550
                                      ------------   ---------
                                          9,646        7,079
          Less accumulated
            depreciation and
            amortization                 (5,422)      (3,966)
                                      ------------   ---------
                                       $  4,224     $  3,113
                                      ------------   ---------
                                      ------------   ---------

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate securities. The Company's marketable securities are classified as "available for sale" as the Company intends to utilize its marketable securities for liquidity or operational purposes. Accordingly, these securities are carried at market value, which is not materially different from cost at December 31, 1996.

4.  ACQUISITION

    On November 28, 1996, the Company acquired Symmetry Design Systems, Inc., ("Symmetry") a leading independent developer of analog and mixed-signal modeling tools and model libraries. In consideration of this acquisition, all of the issued and outstanding shares of common stock of Symmetry were canceled and converted into 590,784 shares of the Company's common stock, and a contingent contractual right to receive an additional 59,216 shares of the Company's common stock upon resolution of any contingent liabilities of Symmetry or other matters as defined in the Agreement and Plan of Merger by and among the Company, Analogy Acquisition Corporation and Symmetry.

    The Company has accounted for the acquisition using the purchase method and has valued the transaction at approximately $2.9 million. The purchase price was determined through arms-length negotiations between the Company and Symmetry. The excess of the acquisition cost over the fair value of the net assets acquired is being amortized over three years using the straight-line method. The accompanying financial statements include the results of operations of Symmetry from the date of the acquisition.

    In connection with the acquisition, the Company acquired the ongoing research and development activities of Symmetry resulting in a one-time pre-tax charge of $1.9 million related to the write off of certain in-process research and development costs. The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products over the next one to three years.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. SFAS 123 requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, or make pro forma disclosures of such costs in a footnote to its financial statements. The Company plans to continue to follow the provisions of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, and to adopt only the disclosure requirements of SFAS 123, beginning with fiscal year 1997. Accordingly, SFAS 123 is not expected to have a material impact on the Company's results of operations or financial position.

    In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Adoption of SFAS No. 121 on a prospective basis is required for fiscal years beginning after December 15, 1995. The Company believes that implementation of this statement will not have a material effect on its financial position or results of operations.

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

    The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and contract model development. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting and certain other services revenue is recognized as the services or portions thereof have been completed. Revenue from contract model development is recognized upon shipment of the underlying models. The Company received a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 and a contract with the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 which provide funding to the Company for research and development. The DARPA contract contains cost sharing provisions.

    The Company has focused substantial efforts on its international business operations, particularly in Europe. The Company's international operations accounted for 44% and 38% of the Company's total revenue for the first nine months of fiscal year 1997 and 1996, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe.

FORWARD LOOKING STATEMENTS

    All statements, trend analysis and other information contained herein relative to future size or degree of market penetration of the Company's products and information relating to growth or decline of revenue or expenses constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. Like most high technology companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including those discussed below.

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

     The Company has historically derived a significant portion of its revenue from the automotive industry. The automotive industry is characterized by high cyclicality, technological change, fluctuations in manufacturing capacity and pricing and gross margin pressures. This industry has from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The Company also has historically derived a significant portion of its revenue from the aerospace and defense industries, which have been characterized by significant technological changes, high cyclicality and the potential for significant downturns in business activity resulting from changes in economic conditions or governmental resources and spending policies. No assurance can be given that the industries served by the Company will experience economic growth, will not experience a downturn or that any downturn will not be severe.

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



RESULTS OF OPERATIONS

    The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:



                                           THREE MONTHS ENDED       THREE MONTHS
                                                 ENDED                  ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                                  1996                  1995
                                           ------------------     -------------------
STATEMENT OF OPERATIONS DATA:

Revenue:
  Product licenses                         $  4,434     65.1 %    $  3,659      67.3 %
  Service and other                           2,382     34.9         1,774      32.7
                                           --------    -----      --------     -----
      Total revenue                           6,816    100.0         5,433     100.0
Cost of revenue:
   Product licenses                             409      6.0           308       5.7
   Service and other                            629      9.2           182       3.3
                                           --------    -----      --------     -----
      Total cost of revenue                   1,038     15.2           490       9.0
                                           --------    -----      --------     -----
Gross profit                                  5,778     84.8         4,943      91.0
Operating expenses:
   Research and development                   1,493     21.9         1,233      22.7
   Sales and marketing                        3,286     48.2         2,749      50.6
   General and administrative                   584      8.6           585      10.8
   Amortization of intangibles                   45      0.7             -         -
   Acquired in-process research
      and development                         1,896     27.8             -         -
                                           --------    -----      --------     -----
      Total operating expenses                7,304    107.2         4,567      84.1
                                           --------    -----      --------     -----
Operating (loss) income                      (1,526)   (22.4)          376       6.9
Other expense, net                              (38)    (0.5)          (31)     (0.6)
                                           --------    -----      --------     -----
(Loss) income before income taxes            (1,564)   (22.9)          345       6.3
Income tax expense                              111      1.7            88       1.6
                                           --------    -----      --------     -----
Net (loss) income                          $ (1,675)   (24.6) %   $    257       4.7 %
                                           --------    -----      --------     -----
                                           --------    -----      --------     -----



                                              NINE MONTHS            NINE MONTHS
                                                 ENDED                  ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                                  1996                  1995
                                           ------------------     -------------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product licenses                         $  9,987     59.5 %     $  11,749    73.2 %
  Service and other                           6,804     40.5           4,312    26.8
                                           --------    -----       ---------   -----
      Total revenue                          16,791    100.0          16,061   100.0
Cost of revenue:
   Product licenses                           1,160      6.9             937     5.9
   Service and other                          1,640      9.8             549     3.4
                                           --------    -----       ---------   -----
      Total cost of revenue                   2,800     16.7           1,486     9.3
                                           --------    -----       ---------   -----
Gross profit                                 13,991     83.3          14,575    90.7
Operating expenses:
   Research and development                   4,133     24.6           3,502    21.8
   Sales and marketing                        9,038     53.8           7,857    48.9
   General and administrative                 1,941     11.6           1,834    11.4
   Amortization of intangibles                   45      0.3               -       -
   Acquired in-process research
      and development                         1,896     11.3               -       -
                                           --------    -----       ---------   -----
      Total operating expenses               17,053    101.6          13,193    82.1
                                           --------    -----       ---------   -----
Operating (loss) income                      (3,062)   (18.2)          1,382     8.6
Other expense, net                              (29)    (0.2)           (431)   (2.7)
                                           --------    -----       ---------   -----
(Loss) income before income taxes            (3,091)   (18.4)            951     5.9
Income tax expense                              225      1.3             243     1.5
                                           --------    -----       ---------   -----
Net (loss) income                         $  (3,316)   (19.7) %    $     708     4.4 %
                                           --------    -----       ---------   -----
                                           --------    -----       ---------   -----


THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUE

    Total revenue increased 25% to $6.8 million in the third quarter of fiscal year 1997 from $5.4 million in the third quarter of fiscal year 1996. Total revenue increased 5.0% to $16.8 million in the first nine months of fiscal year 1997 from $16.1 million in the first nine months of fiscal year 1996.

    Product license revenue increased 21% to $4.4 million in the third quarter of fiscal year 1997 from $3.7 million in the third quarter of fiscal year 1996, and decreased 15% to $10.0 million in the first nine months of fiscal year 1997 from $11.7 million in the first nine months of fiscal year 1996. The increase in the third quarter of fiscal year 1997 was primarily attributable to the shipment of several orders which had been expected to ship in the previous quarter, stronger U.S. sales and increases in international sales. The decrease in the first nine months of fiscal year 1997 was primarily the result of lower overall sales to customers in the automotive industry in the United States.

    Service and other revenue increased 34% to $2.4 million in the third
quarter of fiscal year 1997 from $1.8    million in the third quarter of fiscal
year 1996, and increased 58% to $6.8 million in the first nine months of fiscal year 1997 from $4.3 million in the first nine months of fiscal year 1996. The increases were due primarily to increased maintenance revenue and increased demand for the Company's services, growth in the Company's installed base, revenues from NIST under the grant awarded in fiscal year 1996, revenues from the U.S. Air

Force under a modeling contract awarded during the first quarter of fiscal year 1997, and revenues from DARPA under a contract awarded in September 1996.

    Sales to Electronic Data Systems Corp. ("EDS"), which serves as a distributor to certain automotive industry users, accounted for approximately 18% of total revenue in the first nine months of fiscal year 1996. Sales to EDS were not significant in the third quarter or first nine months of fiscal year 1997. Reduced capital spending by General Motors has resulted in reductions in orders from EDS.

    During fiscal years 1997 and 1996, in the normal course of business and in connection with certain modeling and research and development contracts, the Company derived a significant portion of its revenues from the U. S.
government or its subcontractors related to certain projects being undertaken by various government agencies. Revenues from such projects accounted for approximately 17% of total revenues in both the third quarter and first nine months of fiscal year 1997, and approximately 11% of total revenues in the first nine months of fiscal year 1996. Such revenues were not significant in the third quarter of fiscal year 1996. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Revenue from international operations was $7.4 million (44% of total revenue) in the first nine months of fiscal year 1997 compared to $6.1 million (38% of total revenue) in the first nine months of fiscal year 1996. In the first nine months of fiscal year 1997, revenue from international operations increased as a percentage of total revenue, as revenue from United States operations, in particular from the automotive industry, decreased during the same period.

COST OF REVENUE

    Total cost of revenue more than doubled to $1.0 million in the third quarter of fiscal year 1997 from $490,000 in the third quarter of fiscal year 1996, and increased 88% to $2.8 million in the first nine months of fiscal year 1997 from $1.5 million in the first nine months of fiscal year 1996.

    Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs. Cost of product license revenue increased to 9.2% of product license revenue in the third quarter of fiscal year 1997 from 8.4% in the third quarter of fiscal year 1996, and increased to 11.6% of product license revenue in the first nine months of fiscal year 1997 from 8.0% in the first nine months of fiscal year 1996. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

    The cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. Cost of service and other revenue increased to 26.4% of service and other revenue in the third quarter of fiscal 1997 from 10.3% of service and other revenue in the third quarter of fiscal year 1996, and increased to 24.1% of service and other revenue in the first nine months of fiscal 1997 from 12.7% of service and other revenue in the first nine months of fiscal year 1996. The increases were due primarily to the Company's increased installed product base, costs associated with performance under the grant received from NIST and the costs associated with performance under the U.S. Air Force and DARPA contracts. Increased engineering efforts, related to expanded testing and check-out procedures, were expended in the third quarter of fiscal year 1997 on the U.S. Air Force B-2 modeling contract.

RESEARCH AND DEVELOPMENT

    Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 21% to $1.5 million in the third quarter of fiscal year 1997 from $1.2 million in the third quarter of fiscal year 1996, and increased 18% to $4.1 million in the first nine months of fiscal year 1997 from $3.5 million in the first nine months of fiscal year 1996. The increases primarily resulted from the increase in the number of research and development personnel throughout fiscal year 1997 and ongoing facilities and systems support expenses to accommodate the increased personnel. As a percentage of total revenue, research and development costs increased to 24.6% in the first nine months of fiscal year 1997 from 21.3% in the first nine months of fiscal year 1996, due to the above.

SALES AND MARKETING

    Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 20% to $3.3 million in the third quarter of fiscal year 1997 from $2.7 million in the third quarter of 1996, and increased 15% to $9.0 million in the first nine months of fiscal year 1997 from $7.9 million in the first nine months of fiscal year 1996. As a percentage of total revenue, sales and marketing expenses increased to 53.8% in the first nine months of fiscal year 1997 from 48.9% in the first nine months of fiscal year 1996, due primarily to increases in personnel and salaries and related benefits, travel and training, and expenses incurred to support the introduction of new products released in November 1996.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses remained at approximately the same level in the third quarter of fiscal year 1997 as in the third quarter of fiscal year 1996, and increased 5.8% to $1.9 million in the first nine months of fiscal year 1997 from $1.8 million in the first nine months of fiscal year 1996. As a percentage of total revenue, general and administrative expenses increased slightly to 11.6% in the first nine months of fiscal year 1997 from 11.4% in the first nine months of fiscal 1996, due to significant investment in application software and equipment related to updating corporate information systems, and the increased costs of being a public company, including those related to external reporting requirements and legal and accounting costs.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of Symmetry Design Systems, Inc. in November 1996, the Company acquired the ongoing research and development activities of Symmetry resulting in a one-time pre-tax charge of $1.9 million related to the write off of certain in-process research and development costs. The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products over the next one to three years. SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OTHER EXPENSE, NET

    Other expense, net primarily consists of interest income on cash and cash equivalents and marketable securities offset by interest expense associated with short-term financing of accounts receivable, capital leases and subordinated debt, and the effects of foreign currency transaction gains and losses. Other expense, net was $38,000 and $31,000 in the third quarters of fiscal year 1997 and 1996, respectively. Other expense, net was $29,000 and $431,000 in the first nine months of fiscal year 1997 and 1996, respectively. The change in the nine month periods was primarily attributable to the reduction in interest expense resulting from reduced amounts outstanding under the Company's line of credit arrangement and subordinated debt; a result of the Company's initial public offering in March 1996. The change in the three month periods was attributable to the aforementioned reduction in interest expense and the effect of foreign currency transaction gains and losses.

PROVISION FOR INCOME TAXES

    The Company recorded income tax expense of $225,000 and $243,000, respectively in the first nine months of fiscal year 1997 and 1996. These amounts consist primarily of foreign tax expense.

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

    Net cash used in operating activities was $1.2 million in the first nine months of fiscal year 1997, primarily resulting from a net loss for the period, and the adjustments for depreciation and amortization, and in-process research and development acquired in connection with the acquisition of Symmetry. (SEE
NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) Additionally, accounts receivable increased primarily due to increased revenue in the third quarter of fiscal year 1997, and prepaid expenses and other assets increased primarily as a result of payment of prepaid royalties, and the recording of a non-compete agreement in conjunction with employment contracts with certain key employees in the Symmetry transaction. A liability associated with this agreement is recorded in accrued expenses and other liabilities.

    Net cash used in investing activities was $4.1 million in the first nine months of fiscal year 1997, which primarily included the net investment of cash in marketable securities, capital expenditures for furniture, fixtures and equipment, which were principally systems upgrades and improvements, and capital expenditures associated with the investment in the Company's component and template model libraries.

    Net cash used in financing activities was $1.4 million in the first nine months of fiscal year 1997, which primarily included payments of subordinated debt and capital lease obligations.

    The acquisition of Symmetry is reflected in cash flows from investing activities and the supplemental disclosure of noncash information in the accompanying Consolidated Statement of Cash Flows. The primary effects of this acquisition on the Company's Consolidated Balance Sheet at the date of acquisition were: cash increased $260,000, accounts receivable increased $18,000, prepaid expenses and other assets increased $130,000, furniture, fixtures and equipment, net increased $20,000 and accounts payable and accrued expenses increased $159,000. (SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

    At December 31, 1996, the Company had cash and cash equivalents of $3.6 million and marketable securities of $1.7 million. The Company also utilizes lease financing arrangements to finance purchases of capital assets as a source of liquidity.

    The Company believes its existing cash, cash equivalents and marketable securities, together with lease financing arrangements, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

    EXHIBIT NO.
    -----------
         11        Statement Regarding Computation of Per Share (Loss) Earnings
         27        Financial Data Schedule

(b) Reports on Form 8-K

        A report on Form 8-K dated November 22, 1996 (which disclosed the acquisition of Symmetry Design Systems, Inc.) was filed with the Commission on December 5, 1996. No other reports on Form 8-K were filed during the quarter ended December 31, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 1997


                            ANALOGY, INC.

                            By:/s/ GARY P. ARNOLD
                               --------------------------------
                               Gary P. Arnold
                               Chairman of the Board, President
                               and Chief Executive Officer
                               (Principal Executive Officer)



                           By: /s/ TERRENCE A. RIXFORD
                               --------------------------------
                               Terrence A. Rixford
                               Vice President, Finance and Administration
                               (Principal Financial Officer)