Form 10-K405
period 1997-03-31
ANALOGY INC
filed 1997-06-18
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K
                                 --------------------

            /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended:  March 31, 1997
                                          OR
            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________

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

                 (Registrant's telephone number including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)
                                 --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:       Yes / X /    No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / X /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 30, 1997 was $27,041,796 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares outstanding of the Registrant's Common Stock as of May 30, 1997 was 9,134,737 shares.

                                 --------------------
                                 --------------------
                         DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, to be used in connection with the Company's Annual Meeting of Shareholders to be held on or about July 22, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    ANALOGY, INC.
                             1997 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS

                                        PART I
                                                                        Page
                                                                        ----

Item 1   -    Business                                                    1

Item 2   -    Properties                                                  5

Item 3   -    Legal Proceedings                                           5

Item 4   -    Submission of Matters to a Vote
              of Security Holders                                         5

                                       PART II

Item 5   -    Market for the Registrant's Common
              Equity and Related Stockholder Matters                      5

Item 6   -    Selected Financial Data                                     6

Item 7   -    Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  6

Item 8   -    Financial Statements and Supplementary
              Data                                                       13

Item 9   -    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     13

                                       PART III

Item 10  -    Directors and Executive Officers of the
              Registrant                                                 14

Item 11  -    Executive Compensation                                     14

Item 12  -    Security Ownership of Certain Beneficial
              Owners and Management                                      14

Item 13  -    Certain Relationships and Related
              Transactions                                               14

                                       PART IV

Item 14  -    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                    14

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Analogy, Inc. (the "Company" or "Analogy") develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems. The Company's Saber simulator supports top-down design of mixed-signal, mixed-technology systems using the Company's proprietary analog hardware description language, MAST. The Saber simulator and its accompanying MAST models are used in the design of electronic, mechanical, hydraulic and optical components and systems. This multi-functional simulator provides manufacturers of products incorporating mixed-signal, mixed-technology systems with productivity increases similar to those Integrated Circuit ("IC") designers experienced through the adoption of digital simulators. The Saber simulator is used in many industries for products as diverse as deep sub-micron ICs, video recorders, hydraulic presses, engine controls in automobiles, anti-lock brake systems and avionics systems.

    The Company was founded in 1985 and is incorporated under the laws of the State of Oregon. Its executive offices are located at 9205 SW Gemini Drive, Beaverton, Oregon, 97008.

PRODUCTS

    The Company's software products are licensed to customers. The Company's model libraries are provided on an annual subscription basis, under which the customer receives periodic updates as new models are generated. Support is provided based on annual or other periodic contracts. A minimum, single-user configuration would include Saber, SaberScope and either SaberSketch or a Frameway Integration product. List price of such a minimum configuration for a single user, plus a one-year subscription to the Company's model libraries, would start at approximately $38,000. Options can increase the single user price to over $80,000. Minimum configuration multi-user systems start at $85,000 for three users.

    SABER SIMULATOR. The Saber simulator is the core simulation engine for the Company's product line. It solves the system of equations described in the MAST models. This information provides the user with the ability to obtain performance data on circuit or system operation in many areas. Saber runs independently from the model library. It allows performance modeling from steady state operating levels to operation over time, under stress, over frequency, and in a wide variety of analytical modes. MAST is the Company's Hardware Description Language ("HDL"), and it was the first behavioral modeling HDL capable of handling both analog and digital components. MAST enables the modeling of any physical device or technology that can be represented in mathematical terms. Using MAST, complex mixed-signal, mixed-technology systems can be modeled and analyzed in a top-down or bottom-up manner, enabling an iterative design process. The models can be simple in content, as with those used in a "proof of concept" high-level design, or highly detailed, as would be required for new deep sub-micron devices developed in the IC industry.

    CO-SIMULATION INTERFACES. The Company's co-simulation interface products provide linkages to digital simulators widely used in the IC design market, such as Cadence Design Systems' Verilog-XL, Mentor Graphics' QuickSim II and Quick HDL and Viewlogic's Speedwave and VCS. The co-simulation interfaces allow customers requiring mixed-signal, mixed-technology simulation to use models previously developed for one of these digital simulators. Saber's co-simulation capabilities, combined with Saber's bridging capability through its Frameway Integrations, has led to support by the leading application specific integrated circuit ("ASIC") manufacturers for the Company's products, as it has meant that ASIC vendors could support all the leading electronic design automation ("EDA") design solutions with one set of analog and mixed-signal component models.

    TEMPLATE MODEL LIBRARIES. The Company's template models are mathematical descriptions of device behavior with built-in flexibility that allows designers to characterize specific components. Such templates describe the behavior of devices, such as transistors, hydraulic pumps, valves, motors or fiber optic cable. Each new template model broadens the applicability of Saber.

    COMPONENT MODEL LIBRARIES. The Company's component models are specific mathematical descriptions of device behavior. Component models represent the catalog of parts available to the simulator user, and include such things as specific diodes, transistors, opamps, regulators, analog-to-digital converters, pulse width modulators, motors, lamps, fuses and many non-electrical components such as fiber optic devices. The Company has a constantly growing set of component models, with over 8,000 parts in its component libraries.

    To further strengthen the Company's modeling position, in November 1996 the Company acquired Symmetry Design Systems, Inc. ("Symmetry") of Los Altos, California. Through the acquisition of Symmetry's model library ("SymLib") which includes over 12,000 specific devices, the Company now offers the most comprehensive model library in the industry. In addition to this expanded model library, the acquisition of Symmetry enables the Company to offer Symmetry's MODPEX design tool which allows design engineers to create their own models. Both MODPEX and SymLib are now sold through the Company's worldwide sales force.

    The Company's internal model development team has developed and refined techniques and special hardware and software that the Company uses to characterize and to build component models which account for behavioral changes caused by variations in temperature, frequency, power and by statistical variation in manufacturing.

    SABERDESIGNER ENVIRONMENT. SaberDesigner is a comprehensive graphical design environment that provides a Windows-style integrated tool set and user interface for design entry, simulation and analysis. The SaberDesigner tool set consists of four basic elements: SaberGuide, a graphical user interface to access and operate the simulator; SaberScope, a graphical post-processing and waveform display program for analyzing and viewing simulation results; SaberBook, the on-line documentation package for Saber that allows guided access to relevant user information on-line and SaberSketch, a schematic entry and drawing package. SaberGuide and SaberBook are included with Saber. These tools are tightly integrated to enhance user convenience and the speed of the design process. SaberDesigner is a tool set intended to provide the power and capabilities of Saber simulation to the average or infrequent user. SaberDesigner is now available on both the UNIX and Windows NT platforms.

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

    CUSTOMER SERVICE. The Company provides services in training, on-site engineering and consulting and contract model development. The Company maintains six world-wide training centers: in Beaverton, Oregon; Ann Arbor, Michigan; Frederick, Maryland; Swindon, England; Paris, France and Munich, Germany. A seventh center is provided through the Company's distributor in Tokyo, Japan. Classes are taught regularly at these facilities on the use of the simulation products and on modeling in the MAST language. The Company also provides specialized component characterization services to its customers. For large customers, classes are also provided at the customer's location. Company-trained applications engineers help develop customer-proprietary models and templates, and the Company maintains a staff of highly trained and experienced applications engineers to consult on specialized design and modeling applications in fields such as electrical, mechanical, ASIC and ICs, power supplies and control systems.

SALES AND MARKETING

    The Company markets its products worldwide through a staff that, as of March 31, 1997, consisted of 62 Company-employed field sales and support personnel. The Company manages its worldwide sales operations from its Beaverton, Oregon headquarters. The Company markets its products in North America and Europe through a direct sales and support organization. U.S. sales offices are located in these metropolitan areas: Boston, Chicago, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. as well as at the Company's headquarters in Beaverton, Oregon. In Europe the Company maintains, through wholly-owned subsidiaries, sales and support offices near Paris, London, Munich and Stockholm. The Company also maintains a direct sales office in Singapore and sells through distributors in Japan and Korea.

    The Company also has a university program for purposes of increasing the number of engineers trained in the use of the Saber simulator, MAST modeling language and development of behavioral models. The Company has made its software available to more than 84 universities worldwide, many of which are conducting research in such areas as power device modeling, mixed-technology simulation and design and failure mode analysis. The results of this research are then made available to the industrial community, which enables Saber to be more readily used by these customers.

CUSTOMER SUPPORT AND SERVICE

    The Company maintains and supports products through its own operations, those of its subsidiaries and through its distributors. The Company offers a technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. The Company's product licenses include a limited initial term of product maintenance. Support and service accounted for 39.5%, 28.4%, and 31.8% of the Company's total revenue for the fiscal years 1997, 1996, and 1995, respectively.

RESEARCH AND DEVELOPMENT

    The Company focuses its research and development efforts in the areas of simulator development, model development techniques and product accessibility. Research and development expenditures for fiscal years 1997, 1996, and 1995 were $5.4 million, $4.5 million, and $3.7 million, respectively.

    In modeling, the Company continues to expand its model libraries through internal model development, research and development contracts and strategic business acquisitions. The Company believes that continued enhancement of the depth, breadth and quality of its model libraries will be critical to achieving and maintaining technological and market leadership. To further its research and development efforts in modeling techniques and model development consistent with its strategic objectives, the Company pursues funded research and development from governmental entities and corporations and has also entered into model development contracts with selected customers.

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

PROPRIETARY RIGHTS

    The Company relies primarily on trade secret and ongoing development efforts to protect its technology and augments those strategies with patents, copyrights and trademarks where the Company believes it is useful to do so. The Company has obtained six U.S. and two Canadian patents on various aspects of its products, including parameter extraction techniques, Calaveras synchronization techniques for mixed mode simulation, waveform calculator and behavioral modeling. Other patent applications are pending or in process. The Company's policy has been to enter into confidentiality agreements with all employees and signed license agreements that include nondisclosure provisions with all distributors and customers. The Company limits access to and distribution of its software, applicable documentation and other proprietary information. The Company's software is protected as an unpublished copyrighted work and is shipped with a software security lock that limits software access to authorized users. Additionally, access to the software source code is only provided for interface products and selected models and only to major customers pursuant to license agreements that include nondisclosure provisions. The Company holds a worldwide, perpetual, fully paid-up license to use the Saber trademark from its owner, American Airlines, Inc. The Company has United States registrations for the following trademarks: Analogy, Analogy HDL, Calaveras Algorithm, Frameway, Hypermodel and MAST. The Company has European and Japanese registrations for certain of these and other trademarks. The Company asserts other common law trademarks and has a number of registrations pending.

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

EMPLOYEES

    At March 31, 1997, the Company had 181 employees, including 87 in marketing and sales, 68 in research, development and engineering and 26 in systems, administration and finance. The Company believes its future success will depend on its continued ability to attract and retain highly qualified technical, management and sales and marketing personnel. The Company's employees are not subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company's executive offices, as well as its principal manufacturing, engineering and marketing operations, are located in a leased building of approximately 40,400 square feet in Beaverton, Oregon. The lease expires on August 31, 2001. The Company has leased office space for eight U.S. field sales offices located in these metropolitan areas: Boston, Chicago, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. Lease commitments for these facilities are short term, several being month to month and the remainder having terms of 12 months or less. In addition, the Company has leased office space near London, Munich, Paris and Stockholm, and maintains an office in Singapore.

ITEM 3. LEGAL PROCEEDINGS

    As of the date of this Report, there were no material legal proceedings to which the Company or its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 1997.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ANLG." The Company's common stock commenced trading on March 22, 1996. The high and low sales prices as reported on the Nasdaq National Market System for the period from March 22, 1996 to March 31, 1997 were as follows.

                                           LOW                 HIGH
                                         --------           ---------
1996
Fourth Quarter (since March 22, 1996)    $  7 1/2           $   8 3/4
1997
First Quarter                            $  6 3/4           $  13 1/4
Second Quarter                              4 5/8               7 1/4
Third Quarter                               3 7/8               4 3/4
Fourth Quarter                              4                   6 1/4

    There were approximately 115 shareholders of record and 2,100 beneficial shareholders at June 6, 1997. The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

    During the period from April 1, 1996 through March 31, 1997, the Company sold an aggregate of 142,263 shares of Common Stock for an aggregate purchase price of $207,121 to various persons pursuant to the exercise of options granted under the Company's Amended and Restated 1993 Stock Incentive Plan in reliance on Rule 701 promulgated under the Securities Act of 1933.

    In connection with the acquisition of Symmetry, on November 22, 1996, the Company issued 590,784 shares of the Company's Common Stock to the 12 shareholders of Symmetry together with a contingent contractual right of such shareholders to receive 59,216 additional shares of the Company's Common Stock. In addition, in connection with the acquisition, the Company issued Stock Purchase Warrants to three Symmetry shareholders to purchase an aggregate of 400,000 additional shares of the Company's Common Stock at an exercise price of $4.125 per share. Each of the offers and sales made in connection with the Symmetry acquisition were made in reliance on Section 4(2) of the Securities Act of 1933. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


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

    The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and both commercial and governmental contract model development and research and development contracts. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting and certain other services revenue is recognized as the services or portions thereof have been completed. Revenue from contract model development is recognized upon shipment of the underlying models, or upon acceptance criteria as agreed to with the customer. The Company received a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 and a contract from the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 which provide funding to the Company for research and development. The DARPA contract contains cost sharing provisions.

    The Company has focused substantial efforts on its international business operations, particularly in Europe. The Company's international operations accounted for 41.0%, 43.5% and 51.1% of the Company's total revenue for fiscal years 1997, 1996 and 1995, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD LOOKING STATEMENTS

    This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. Like most high technology companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including those discussed below and elsewhere in this Report.

    The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the receipt and timing of significant orders, increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new or enhanced versions of the Company's products, seasonal factors, the mix of direct and indirect sales and general economic conditions. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. Substantially all of the Company's product licensing revenue in each quarter results from orders booked in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, results of operations may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. Seasonal factors, particularly decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Additionally, a significant portion of the Company's revenue in a quarter typically is received in the last few weeks of that quarter. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

    The Company has historically derived a significant portion of its revenue from the automotive industry. The automotive industry is characterized by high cyclicality, technological change, fluctuations in manufacturing capacity, labor issues, and pricing and gross margin pressures. This industry has from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The Company also has historically derived a significant portion of its revenue from the aerospace and defense industries, which have been characterized by significant technological changes, high cyclicality and the potential for significant downturns in business activity resulting from changes in economic conditions or governmental resources and spending policies. No assurance can be given that the industries served by the Company will experience economic growth, will not experience a downturn or that any downturn will not be severe, or that such conditions would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations as a percentage of total revenue:

                                               YEAR ENDED MARCH 31,
                                               --------------------
                                        1997           1996          1995
                                        ----           ----          ----
    STATEMENT OF OPERATIONS DATA:
    Revenue:
     Product licenses................   60.5%          71.6%          68.2%
     Service and other...............   39.5           28.4           31.8
                                      ------          -----          -----

        Total revenue................  100.0          100.0          100.0
    Cost of revenue:
     Product licenses................    6.9            6.5            7.7
     Service and other...............    9.2            4.6            3.2
                                      ------          -----          -----

        Total cost of revenue........   16.1           11.1           10.9
                                      ------          -----          -----

    Gross profit.....................   83.9           88.9           89.1
    Operating expenses:
     Research and development........   22.6           20.8           23.0
     Sales and marketing.............   52.7           49.3           57.4
     General and administrative......   11.4           10.9           14.4
     Amortization of intangibles.....    0.5             --             --
     Acquired in-process research
      and development................    7.9             --             --
                                      ------          -----          -----

        Total operating expenses.....   95.1           81.0           94.8
                                      ------          -----          -----

    Operating (loss) income..........  (11.2)           7.9           (5.7)
    Other expense, net...............   (0.1)          (2.4)          (2.5)
                                      ------          -----          -----

    (Loss) income before income
    taxes............................  (11.3)           5.5           (8.2)
    Income tax expense...............    1.4            1.7            1.2
                                      ------          -----          -----

    Net (loss) income................  (12.7)%          3.8%          (9.4)%
                                      ------          -----          -----
                                      ------          -----          -----


FISCAL YEARS 1997 AND 1996

REVENUE

    Total revenue increased 10.2% to $24.0 million in fiscal year 1997 from $21.7 million in fiscal year 1996.

    Product license revenue decreased 6.8% to $14.5 million in fiscal year 1997 from $15.6 million in fiscal year 1996. The decrease was primarily attributable to a decrease in sales to the automotive industry in the U.S. Sales to Electronic Data Systems Corp. ("EDS"), which serves as a distributor to certain automotive industry users, accounted for approximately 13.6% of total revenue in fiscal year 1996. Sales to EDS were not significant in fiscal year 1997. Reduced capital spending by General Motors has resulted in reductions in orders from EDS.

    Service and other revenue increased 53.2% to $9.5 million in fiscal year 1997 from $6.2 million in fiscal year 1996. The increase was due primarily to increased demand for the Company's maintenance and other services, growth in the Company's installed base, revenues from NIST under a $2.0 million grant awarded in fiscal year 1996, revenues from the U.S. Air Force under a $2.0 million modeling contract awarded during the first quarter of fiscal year 1997, and revenues from DARPA under a $1.3 million contract awarded in September 1996. In fiscal year 1997, the Company recognized revenues of $768,000, $630,000 and $348,000, related to the NIST grant, the U.S. Air Force contract and the DARPA contract, respectively.

    In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during fiscal years 1997 and 1996. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 18.1% of total revenues in fiscal year 1997, and approximately 9.7% of total revenues in fiscal year 1996. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

COST OF REVENUE

    Total cost of revenue increased 59.3% to $3.9 million in fiscal year 1997 from $2.4 million in fiscal year 1996.

    Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. Cost of product license revenue increased to 11.4% of product license revenue in fiscal year 1997 from 9.2% in fiscal year 1996, due primarily to increased amortization of model library costs and royalty payments. In addition, costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration.

    The cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. Cost of service and other revenue increased to 23.3% of service and other revenue in fiscal year 1997 from 16.1% of service and other revenue in fiscal year 1996. The increases were due primarily to the Company's increased installed product base, costs associated with performance under the grant received from NIST and the costs associated with performance under the U.S. Air Force and DARPA contracts.

RESEARCH AND DEVELOPMENT

    Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 19.8% to $5.4 million in fiscal year 1997 from $4.5 million in fiscal year 1996. The increase primarily resulted from the increase in the number of research and development personnel throughout fiscal year 1997 and ongoing facilities and systems support expenses to accommodate the increased personnel. As a percentage of total revenue, research and development costs increased to 22.6% in fiscal year 1997 from 20.8% in fiscal year 1996, due to the above.

SALES AND MARKETING

    Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 17.9% to $12.6 million in fiscal year 1997 from $10.7 million in fiscal year 1996. The increase primarily resulted from increases in personnel and salaries and related benefits, travel and training. Additionally, marketing expenditures increased due to the launch of SaberDesigner NT, and the development and implementation of focused marketing plans. As a percentage of total revenue, sales and marketing expenses increased to 52.7% in fiscal year 1997 from 49.3% in fiscal year 1996, due primarily to the above and to the Company falling short of its sales goals in the U.S. automotive sector.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 15.0% to $2.7 million in fiscal year 1997 from $2.4 million in fiscal year 1996. The increase was primarily attributable to significant investment in application software and equipment related to updating corporate information systems, increased costs of being a public company, including those related to external reporting requirements and legal and accounting costs, and increased administrative costs relating to the acquisition of Symmetry in November 1996. As a percentage of total revenue, general and administrative expenses increased slightly to 11.4% in fiscal year 1997 from 10.9% in fiscal 1996.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the acquisition of Symmetry in November 1996, the Company acquired the ongoing research and development activities of Symmetry resulting in a one-time pre-tax charge of $1.9 million related to the write off of certain in-process research and development costs. The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting principles require that such costs be charged to expense as incurred. The Company currently believes that these research and development efforts will result in commercially viable products over the next one to three years. SEE
NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

OTHER EXPENSE, NET

    Other expense, net primarily consists of interest income on cash, cash equivalents and marketable securities offset by interest expense associated with capital leases and subordinated debt, and the effects of foreign currency transaction gains and losses. Other expense, net was $11,000 and $523,000 in fiscal year 1997 and 1996, respectively. The reduction in other expense, net resulted primarily from decreased interest expense due to payments reducing the Company's short-term accounts receivable financing arrangement and subordinated debt, as a result of the Company's initial public offering in March 1996.

PROVISION FOR INCOME TAXES

    The Company recorded income tax expense of $341,000 and $370,000, respectively in fiscal year 1997 and 1996. These amounts consist primarily of foreign tax expense. At March 31, 1997, the Company had federal net operating loss carryforwards of $3.9 million which expire at various dates beginning in 2002 and ending in 2011, if not utilized. Utilization of $950,000 of federal net operating losses is subject to annual limitations due to a change in the Company's fiscal year in 1994. For financial reporting purposes the Company has established a valuation allowance against its deferred tax assets because of the uncertainty relating to the realization of such asset values. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


FISCAL YEARS 1996 AND 1995

REVENUE

    Total revenue increased 33.7% from $16.3 million in fiscal year 1995 to $21.7 million in fiscal year 1996. This increase reflected the effect of the Company's decision to expand its direct sales force in fiscal year 1995, an increased level of experience with the Company's products and markets by sales personnel and a larger installed base. Product license revenue increased 40.3% from $11.1 million in fiscal year 1995 to $15.6 million in fiscal year 1996. Product license revenue increased largely due to an increase in unit sales of product licenses, larger average order sizes, a relative change in the product mix to include more comprehensive product configurations and an increased number of licenses of the Company's newer, higher priced products. Service and other revenue increased 19.6% from $5.2 million in fiscal year 1995 to $6.2 million in fiscal year 1996, due to increased maintenance revenue resulting from the growth in the Company's installed base and billings to NIST under the grant awarded in fiscal year 1996.

    Sales to Electronic Data Systems Corp., which serves as a distributor to certain automotive industry users, accounted for 13.6% of total revenue in fiscal year 1996. The loss of or reduction in sales to Electronic Data Systems Corp. could have a material adverse effect on the Company's financial condition and results of operations. The Company does not expect significant revenue growth in the first half of fiscal year 1997 as compared to the first half of fiscal year 1996, due to near term uncertainty regarding capital spending by General Motors, through Electronic Data Systems Corp.

    Revenue from international operations was $9.4 million (43.5% of total revenue) in fiscal year 1996 compared to $8.3 million (51.1% of total revenue) in fiscal year 1995. Although revenue from international operations increased, in absolute dollars, in fiscal year 1996, revenue from international operations decreased as a percentage of total revenue. This was primarily due to a significantly higher growth rate of 46.0% in revenue from United States operations during the same period.

COST OF REVENUE

    Cost of product licenses revenue decreased to 6.5% of total revenue in fiscal year 1996 from 7.7% in fiscal year 1995, primarily due to the 40.3% increase in product license revenue during the same period and the resulting economies of scale.

    Cost of service and other revenue increased 94.5% to $994,000 in fiscal 1996, from $511,000 in fiscal year 1995, due primarily to the Company's increased installed product base, increased investment in training and the costs associated with the performance under the grant received from NIST.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 20.9% to $4.5 million in fiscal year 1996 from $3.7 million in fiscal year 1995. The increase primarily resulted from increased personnel and systems support expenses related to expansion of the Company's research and development efforts. As a percentage of total revenue, research and development costs decreased to 20.8% in fiscal year 1996, from 23.0% in fiscal year 1995, primarily due to a higher growth rate in revenue than in research and development expense.

SALES AND MARKETING

    Sales and marketing expenses increased 14.7% to $10.7 million in fiscal year 1996, from $9.3 million in fiscal year 1995. The increase primarily resulted from the Company's field sales force expansion. As a percentage of total revenue, sales and marketing expenses decreased to 49.3% in fiscal year 1996, from 57.4% in fiscal year 1995, due primarily to the increased efficiency and experience of the expanded sales force and due to a higher growth rate in revenue than in sales and marketing expense.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses remained relatively flat at approximately $2.3 million in both fiscal year 1996 and 1995. As a percentage of total revenue, general and administrative expenses decreased to 10.9% in fiscal year 1996, from 14.4% in fiscal year 1995, primarily due to a higher growth rate in revenue than in general and administrative expense.

OTHER EXPENSE, NET

    Other expense, net increased 28.2% to $523,000 in fiscal year 1996, from $408,000 in fiscal year 1995. The majority of this increase was attributable to interest expense associated with the Company's financing of accounts receivable under a bank agreement during fiscal year 1996. The increase in interest expense was partially offset by a net foreign currency transaction gain of approximately $113,000 in fiscal year 1996.

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

    Net cash used in operating activities was $1.8 million in fiscal year 1997, primarily resulting from a net loss for the period, offset by adjustments for depreciation, amortization and in-process research and development acquired in connection with the acquisition of Symmetry. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Additionally, accounts receivable increased primarily due to increased revenue in the fourth quarter of fiscal year 1997, and increased billings to the U.S. government which typically have a longer payment cycle. Prepaid expenses and other assets increased primarily as a result of payment of prepaid royalties, and the recording of a non-compete agreement in conjunction with employment contracts with certain key employees in the Symmetry transaction. A liability associated with this agreement is recorded in accrued expenses and other liabilities.

    Net cash used in investing activities was $5.1 million in the fiscal year 1997, which primarily included the net investment of cash in marketable securities, capital expenditures for computer application software and hardware to upgrade corporate information systems, and capital expenditures associated with the investment in the Company's component and template model libraries.

    Net cash used in financing activities was $1.4 million in fiscal year 1997, which primarily included payments on subordinated debt and capital lease obligations.

    At March 31, 1997, the Company had cash and cash equivalents of $1.8 million and marketable securities of $1.7 million. The Company also utilizes lease financing arrangements to finance purchases of capital assets as a source of liquidity. During fiscal year 1997, the Company negotiated an operating line of credit facility with a bank. The facility allows the Company to receive advances up to $3 million based on eligible accounts receivable and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Payment terms require interest to be paid monthly calculated at the bank's prime rate plus 1%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 9, 1998. There were no borrowings outstanding under this facility at March 31, 1997.

    The Company believes its existing cash, cash equivalents and marketable securities, combined with the borrowing arrangements described above, lease financing arrangements, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the quarters ending after December 15, 1997 and the fiscal years ending after December 15, 1997, respectively. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included under QUARTERLY CONSOLIDATED FINANCIAL DATA on page F-2 of this Report, and as listed below:
                                                                      PAGE NO.

    Report of KPMG Peat Marwick LLP                                       F-3

    Consolidated Balance Sheets, March 31, 1997 and 1996                  F-4

    Consolidated Statements of Operations for the years ended
    March 31, 1997, 1996 and 1995                                         F-5

    Consolidated Statements of Shareholders' Equity for the years ended
    March 31, 1997, 1996 and 1995                                         F-6

    Consolidated Statements of Cash Flows for the years ended
    March 31, 1997, 1996 and 1995                                         F-7

    Notes to Consolidated Financial Statements                            F-8



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included under the captions ELECTION OF DIRECTORS and MANAGEMENT in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the caption
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS:

    The information required by this item is included beginning on page F-3 of this Report, and as listed in Part II, Item 8 of this Report.

(a) (2) FINANCIAL STATEMENT SCHEDULES:

    Schedules not listed under this item have been omitted because the information required to be set forth therein is not applicable.

(a) (3) EXHIBITS INCLUDED HEREIN:

         EXHIBIT NO.                       DESCRIPTION
                 2.1 Agreement and Plan of Merger dated as of October 23, 1996, by and among Analogy, Inc., Analogy Acquisition Corporation and Symmetry Design Systems, Inc. (C)
                 2.2 First Amendment to Agreement and Plan of Merger dated as of November 22, 1996, by and among Analogy, Inc., Analogy Acquisition Corporation and Symmetry Design Systems, Inc. (C)
                 3.1    Third Restated Articles of Incorporation of
                        Analogy, Inc. (A)
                 3.2    Second Restated Bylaws of Analogy, Inc. (A)
                 4.1 Registration Rights Agreement dated as of November 22, 1996, by and among Analogy, Inc., Alan B. Grebene, Martin G. Walker, Chenmin Hu, Xinping He, Yu Liu, Andrew L. Hughes, Wenge Wu, Zheng Shi, John A. Wilson, Qing Chang and E-Hui Xu (C)
                10.1 Form of Indemnity Agreement between Analogy, Inc. and each of its executive officers and directors (A)
                10.2    Analogy, Inc. 1986 Stock Option Plan (A) (E)
                10.3    Amended and Restated 1993 Stock Incentive Plan (A) (E)
                10.4    1995 Stock Option Plan for Nonemployee Directors (A)
                        (E)
                10.5    Form of Stock Option Agreement (A)
                10.6 Control Change Agreement dated effective August 18, 1995 between Analogy, Inc. and Gary P. Arnold (A) (E)
                10.7 Factoring Agreement dated September 20, 1995 between Silicon Valley Financial Services and Analogy, Inc., Analogy, U.K. Ltd. and Analogy GmbH (A)
                10.8 Conditional Assignment for Security Purposes and Security Agreement dated September 20, 1995 between Silicon Valley Financial Services and Analogy, Inc., Analogy, U.K. Ltd. and Analogy GmbH (A)
                10.9    Trademark License Agreement between American
                        Airlines, Inc. and Analogy, Inc. (A)
               10.10 Business Park Lease dated August 30, 1993, between Analogy, Inc. and Petula Associates Ltd. and Koll Creekside Associates II (A)
               10.14    U.S. Department of Commerce Financial Assistance Award
                        (A)
               10.15    1996 Employee Stock Purchase Plan (B) (E)
                11.0    Statement re: computation of per share earnings (D)
                21.0    Subsidiaries of Analogy, Inc. (A)
                23.0    Consent of KPMG Peat Marwick LLP (D)
                27.0    Financial Data Schedule (D)
                99.1    Press Release (C)

    (A) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, as amended, effective March 22, 1996, Commission Registration No. 333-00266.
    (B) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1996.
    (C) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated November 22, 1996.
    (D)  Filed herewith.
    (E)  Denotes management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June 1997.

                                       ANALOGY, INC.

                                       By /s/ GARY P. ARNOLD
                                          ------------------
                                       Gary P. Arnold
                                       Chairman of the Board, President
                                       and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 13th day of June 1997.

SIGNATURE                    TITLE



/s/ GARY P. ARNOLD           Chairman of the Board, President
-----------------------      and Chief Executive Officer
Gary P. Arnold               (Principal Executive Officer)



/s/TERRENCE A. RIXFORD       Vice President, Finance and Administration
-----------------------      (Principal Financial Officer)
Terrence A. Rixford



                             Director
-----------------------
Robert L. Cattoi



                             Director
-----------------------
John H. Faehndrich



/s/ NEIL E. GOLDSCHMIDT      Director
-----------------------
Neil E. Goldschmidt



/s/ FRANK ROEHR              Director
-----------------------
Frank Roehr



                             Director
-----------------------
Charles Sporck



/s/ DR. MARTIN VLACH         Vice President, Chief Scientist
-----------------------      and Director
Dr. Martin Vlach

                            ANALOGY, INC. AND SUBSIDIARIES
                         SELECTED CONSOLIDATED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED MARCH 31,
                                          ---------------------------------------------------------------------
                                           1997            1996           1995          1994           1993
                                           ----            ----           ----          ----           ----
STATEMENT OF OPERATIONS DATA:
Revenue:
 Product licenses                        $  14,501      $  15,562      $  11,090       $  8,447       $  8,275
 Service and other                           9,459          6,176          5,165          3,459          2,415
                                         ---------      ---------      ---------       --------       --------
    Total revenue                           23,960         21,738         16,255         11,906         10,690
Cost of revenue:
 Product licenses                            1,652          1,426          1,255          1,341            764
 Service and other                           2,202            994            511            586            424
                                         ---------      ---------      ---------       --------       --------
    Total cost of revenue                    3,854          2,420          1,766          1,927          1,188
                                         ---------      ---------      ---------       --------       --------
Gross profit                                20,106         19,318         14,489          9,979          9,502
Operating expenses:
 Research and development                    5,413          4,518          3,735          2,497          2,283
 Sales and marketing                        12,622         10,708          9,332          7,543          5,247
 General and administrative                  2,728          2,373          2,345          2,357          2,006
 Amortization of intangibles                   136             --             --             --             --
 Acquired in-process
  research and development                   1,896             --             --             --             --
                                         ---------      ---------      ---------       --------       --------
    Total operating expenses                22,795         17,599         15,412         12,397          9,536
                                         ---------      ---------      ---------       --------       --------
Operating (loss) income                     (2,689)         1,719           (923)        (2,418)           (34)
Other expense, net                             (11)          (523)          (408)          (267)           (17)
                                         ---------      ---------      ---------       --------       --------
(Loss) income before income taxes           (2,700)         1,196         (1,331)        (2,685)           (51)
Income tax expense (benefit)                   341            370            196             53            (42)
                                         ---------      ---------      ---------       --------       --------
Net (loss) income                        $  (3,041)     $     826      $  (1,527)     $  (2,738)     $      (9)
                                         ---------      ---------      ---------       --------       --------
                                         ---------      ---------      ---------       --------       --------
Net (loss) income per share              $   (0.35)     $    0.11      $   (0.30)     $   (0.63)     $      --
                                         ---------      ---------      ---------       --------       --------
                                         ---------      ---------      ---------       --------       --------
Shares used in per share calculations        8,584          7,820          5,088          4,334          4,183

                                                                        MARCH 31,
                                          ---------------------------------------------------------------------
                                           1997            1996           1995          1994           1993
                                           ----            ----           ----          ----           ----
BALANCE SHEET DATA:
Cash, cash equivalents, marketable
securities                               $   3,524      $  10,208      $   1,179      $   1,622      $   1,069
Working capital                              4,071          6,631         (2,747)        (1,228)           998
Total assets                                22,130         22,294         10,375          8,997          7,196
Long-term obligations, net of current
 portion                                       858            578          1,640          1,415            294
Shareholders' equity                        11,317         11,491             27          1,517          3,368

                            ANALOGY, INC. AND SUBSIDIARIES
                        QUARTERLY CONSOLIDATED FINANCIAL DATA
                                    (IN THOUSANDS)




                             First        Second          Third        Fourth
                            Quarter       Quarter        Quarter       Quarter
                            -------       -------        -------       -------
FISCAL YEAR 1997

 Total revenue            $  4,716       $  5,259       $  6,816     $  7,169
 Gross profit                3,853          4,360          5,778        6,115
 Net (loss) income           (709)          (932)        (1,675)          275


FISCAL YEAR 1996

 Total revenue            $  5,305       $  5,323       $  5,433     $  5,677
 Gross profit                4,786          4,846          4,943        4,743
 Net income                    219            232            257          118

                             INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Analogy, Inc.:


We have audited the accompanying consolidated balance sheets of Analogy, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analogy, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/  KPMG Peat Marwick LLP

Portland, Oregon
May 9, 1997

                            ANALOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                       March 31,
                                                            -----------------------------
                                                                 1997             1996
                                                            -----------       -----------
ASSETS
 Current assets:
  Cash and cash equivalents                                  $  1,827          $ 10,208
  Marketable securities                                         1,697                --
  Accounts receivable                                           9,161             5,831
  Prepaid expenses                                                886               692
  Other assets, net                                               455               125
                                                            ---------        ----------
   Total current assets                                        14,026            16,856

  Furniture, fixtures and equipment, net                        4,280             3,113
  Library costs, net                                            2,729             2,116
  Other assets, net                                             1,095               209
                                                            ---------        ----------
                                                             $ 22,130          $ 22,294
                                                            ---------        ----------
                                                            ---------        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                           $  1,301          $  2,124
  Current portion of capital leases                               566               537
  Accrued salaries and benefits                                 2,095             1,043
  Accrued expenses                                                181               384
  Unearned revenue                                              5,812             5,208
  Subordinated debt                                                --               929
                                                            ---------        ----------
   Total current liabilities                                    9,955            10,225

Non-current portion of capital leases                             499               423
Other liabilities                                                 359               155

Commitments

Shareholders' equity:
 Common stock, no par value, authorized 35,000 shares;
  shares issued and outstanding : 9,118 and 8,293
  at March 31, 1997 and 1996, respectively                     17,124            14,180
 Foreign currency translation                                    (155)              (78)
 Accumulated deficit                                           (5,652)           (2,611)
                                                            ---------        ----------
  Total shareholders' equity                                   11,317            11,491
                                                            ---------        ----------
                                                             $ 22,130          $ 22,294
                                                            ---------        ----------
                                                            ---------        ----------




The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)

                                                                     Year Ended March 31,
                                                       -----------------------------------------
                                                            1997           1996            1995
                                                       ------------   -----------    -----------
Revenue:
 Product licenses                                      $  14,501      $  15,562      $  11,090
 Service and other                                         9,459          6,176          5,165
                                                       ---------      ---------      ---------
  Total revenue                                           23,960         21,738         16,255

Cost of revenue:
 Product licenses                                          1,652          1,426          1,255
 Service and other                                         2,202            994            511
                                                       ---------      ---------      ---------
  Total cost of revenue                                    3,854          2,420          1,766
                                                       ---------      ---------      ---------

  Gross profit                                            20,106         19,318         14,489

Operating expenses:
 Research and development                                  5,413          4,518          3,735
 Sales and marketing                                      12,622         10,708          9,332
 General and administrative                                2,728          2,373          2,345
 Amortization of intangibles                                 136             --             --
 Acquired in-process research
  and development                                          1,896             --             --
                                                       ---------      ---------      ---------
  Total operating expenses                                22,795         17,599         15,412
                                                       ---------      ---------      ---------

  Operating (loss) income                                 (2,689)         1,719           (923)

Other income (expense):
 Interest income                                             302             33             28
 Interest expense                                           (191)          (669)          (436)
 Foreign currency transaction
  (loss) gain                                               (122)           113             --
                                                       ---------      ---------      ---------
  Other expense, net                                         (11)          (523)          (408)
                                                       ---------      ---------      ---------

  (Loss) income before income
   taxes                                                  (2,700)         1,196         (1,331)

Income tax expense                                           341            370            196
                                                       ---------      ---------      ---------

Net (loss) income                                      $  (3,041)        $  826      $  (1,527)
                                                       ---------      ---------      ---------
                                                       ---------      ---------      ---------

Net (loss) income per share                             $  (0.35)       $  0.11       $  (0.30)
                                                       ---------      ---------      ---------
                                                       ---------      ---------      ---------

Shares used in per share calculations                      8,584          7,820          5,088
                                                       ---------      ---------      ---------
                                                       ---------      ---------      ---------




The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (In thousands)

                                      PREFERRED STOCK           COMMON STOCK             FOREIGN      ACCUM-           TOTAL
                                     -----------------       -------------------         CURRENCY     ULATED       SHAREHOLDERS'
                                     SHARES     AMOUNT       SHARES       AMOUNT        TRANSLATION   DEFICIT         EQUITY
                                     ------     ------       ------       ------        -----------   -------         ------
Balance at March 31, 1994                5     $ 2,625        3,763      $   728          $    74     $(1,910)        $ 1,517

Preferred stock converted
  to common stock                       (1)       (812)         630          812               --          --              --
Exercise of stock options
  and warrants                          --          --           75           69               --          --              69
Net loss                                --          --           --           --               --      (1,527)         (1,527)
Foreign currency translation            --          --           --           --              (32)         --             (32)
                                     ------    --------      ------      -------          -------     -------         -------
Balance at March 31, 1995                4       1,813        4,468        1,609               42      (3,437)             27

Preferred stock converted
  to common stock                       (4)     (1,813)       1,534        1,813               --          --              --
Exercise of stock options
  and warrants                          --          --          791        1,343               --          --           1,343
Issuance of common stock
  in initial public offering, net       --          --        1,500        9,415               --          --           9,415
Net income                              --          --           --           --               --         826             826
Foreign currency translation            --          --           --           --             (120)         --            (120)
                                     ------    --------      ------      -------          -------     -------         -------
Balance at March 31, 1996               --          --        8,293       14,180              (78)     (2,611)         11,491

Exercise of stock options
  and warrants                          --          --          142          207               --          --             207
Issuance of common stock
  in connection with acquisition        --          --          650        2,681               --          --           2,681
Issuance of common stock, net           --          --           33           56               --          --              56
Net loss                                --          --           --           --               --      (3,041)         (3,041)
Foreign currency translation            --          --           --           --              (77)         --             (77)
                                     ------    --------      ------      -------          -------     -------         -------

Balance at March 31, 1997               --     $    --        9,118      $17,124          $  (155)    $(5,652)        $11,317
                                     ------    --------      ------      -------          -------     -------         -------
                                     ------    --------      ------      -------          -------     -------         -------




The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (In thousands)


                                                                                 Year Ended March 31,
                                                                       ----------------------------------------
                                                                           1997           1996           1995
                                                                       -----------     ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $ (3,041)      $    826      $  (1,527)
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
     Depreciation and amortization                                        2,983          1,849          1,643
     Acquired in-process research and development                         1,896             --             --
  Changes in operating assets and liabilities (net of effects of the acquisition of Symmetry):
    Accounts receivable                                                  (3,436)        (1,315)        (1,597)
    Prepaid expenses and other assets                                      (888)          (558)            40
    Accounts payable and accrued expenses                                    (6)         1,067            372
    Unearned revenue                                                        667          1,369          1,404
                                                                         --------       --------      ---------
     Net cash (used in) provided by operating activities                 (1,825)         3,238            335
                                                                         --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                      (5,910)            --             --
  Sales of marketable securities                                          3,013             --             --
  Maturities of marketable securities                                     1,200             --             --
  Capital expenditures for furniture, fixtures and equipment             (2,094)        (1,285)          (543)
  Capital expenditures for library costs                                 (1,588)        (1,016)          (898)
  Net cash acquired in acquisition of Symmetry                              260             --             --
                                                                         --------       --------      ---------
     Net cash used in investing activities                               (5,119)        (2,301)        (1,441)
                                                                         --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                               --             --         12,088
  Payments on line of credit                                                 --         (1,910)       (11,178)
  Payments on subordinated debt                                            (929)            50            338
  Principal payments on capital leases                                     (734)          (645)          (533)
  Proceeds from sale of common stock                                         56          9,415             --
  Proceeds from exercise of stock options and warrants                      207          1,224             69
                                                                         --------       --------      ---------
     Net cash (used in) provided by financing activities                 (1,400)         8,134            784
                                                                         --------       --------      ---------
  Effect of exchange rate changes on cash and cash equivalents              (37)           (42)          (121)
                                                                         --------       --------      ---------
     Net increase (decrease) in cash and cash equivalents                (8,381)         9,029           (443)
  Cash and cash equivalents at beginning of period                       10,208          1,179          1,622
                                                                         --------       --------      ---------
  Cash and cash equivalents at end of period                           $  1,827       $ 10,208      $   1,179
                                                                         --------       --------      ---------
                                                                         --------       --------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for: Interest                                              $    167       $    536      $     375
                 Income taxes                                               215             28             --
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Acquisition of equipment under capital lease obligations             $    839       $    543      $     363
  Subordinated debt applied to exercise of warrants                          --            119             --
  Preferred stock converted to common stock                                  --          1,813            812
  Acquisition of Symmetry:
   Assets acquired and liabilities assumed, net of cash acquired       $ (2,421)      $     --      $      --
   Issuance of common stock                                               2,681             --             --
                                                                         --------       --------      ---------
    Net cash acquired in acquisition                                   $    260       $     --      $      --



     The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997, 1996 AND 1995



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

FOREIGN CURRENCY TRANSLATION

The local currency is the functional currency in the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates during the year. Foreign currency translation adjustments are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. At March 31, 1997 and 1996, European customers accounted for approximately 31% and 53%, respectively, of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral.

The Company historically has derived a significant portion of its revenue from the automotive, aerospace and defense industries.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and temporary overnight investments. The Company accounts for marketable securities as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as the Company intends to utilize these investments for liquidity or operational purposes. Accordingly, these securities are carried at market value, which is not materially different from cost at March 31, 1997. These securities mature in fiscal year 1998.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are stated at cost. Furniture and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease.

Depreciation on furniture, fixtures and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Furniture and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the related lease term or estimated useful life of the leased assets.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are expensed as incurred. The Company does not capitalize software development costs after technological feasibility has been established since the time period between product release and establishment of technological feasibility is short.

During fiscal year 1997, the Company entered into a cost-sharing agreement with DARPA for research and development covering a three year period, pursuant to which the Company is obligated to provide matching direct and indirect support costs up to $1.3 million and to deliver progress reports over the same period. Reimbursed costs under this agreement were $348,000 during fiscal year 1997. During fiscal year 1996, the Company was awarded a research grant from NIST which covers a three year period, pursuant to which the Company is obligated to provide matching indirect cost of support up to $400,000 and to deliver progress reports over the same period. Reimbursed costs under this grant in fiscal year 1997 and 1996 were $768,000 and $373,000, respectively.

LIBRARY COSTS

Expenses consisting of development costs associated with creating the library of component and template models are capitalized and amortized on a straight-line basis over the estimated product life of five years, or on the ratio of current revenues to total projected product revenues, whichever is greater.

The Company recognized amortization expense of approximately $975,000, $841,000, and $813,000 related to its capitalized library costs during the years ended March 31, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION

Software and license fee revenues are recognized at the time of shipment. Software maintenance and library subscription agreements are billed in advance and recorded as unearned revenue. Unearned maintenance and library subscription revenues are recognized ratably over the contractual period. Contract modeling and nonrecurring engineering project revenues are recognized on the completed contract method, or upon acceptance criteria as agreed to with the customer. Revenues from training and other services are billed separately and recognized as the services are provided. Revenue related to original equipment manufacturer
(OEM) contracts is recognized upon receipt of the OEM sales information.
Product licenses include a limited initial term of product maintenance, the costs of which are insignificant.

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

COMPUTATION OF NET (LOSS) INCOME PER SHARE

Net (loss) income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation if their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the Company's initial public offering (March
1996) are included in the calculation of common equivalent shares, as if they were outstanding for fiscal year 1996 and prior periods presented (using the treasury stock method and the initial public offering price).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of marketable securities is estimated using quoted market rates for specific securities held. The fair value of subordinated debt was estimated by discounting expected future cash flows using market interest rates and did not differ significantly from the carrying value reflected in the consolidated balance sheet at March 31, 1996.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", established criteria for and requires recognition of impairment losses on long-lived assets. SFAS 121 also prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company adopted SFAS 121 in fiscal year 1997. The adoption of this standard did not have a material effect on the financial statements of the Company.

ADVERTISING COSTS

The costs of advertising are expensed the first time the advertisement takes place. Advertising expense for fiscal years 1997, 1996 and 1995 was approximately $57,000, $147,000, and $310,000, respectively.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS


In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the quarters ending after December 15, 1997 and the fiscal years ending after December 15, 1997, respectively. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

(2) ACQUISITION

On November 28, 1996, the Company acquired Symmetry Design Systems, Inc., ("Symmetry") a leading independent developer of analog and mixed-signal modeling tools and model libraries. In consideration of this acquisition, all of the issued and outstanding shares of common stock of Symmetry were canceled and converted into 590,784 shares of the Company's common stock, and a contingent contractual right to receive an additional 59,216 shares of the Company's common stock upon resolution of any contingent liabilities of Symmetry or other matters as defined in the Agreement and Plan of Merger by and among the Company, Analogy Acquisition Corporation and Symmetry. In connection with the acquisition and in consideration for non-compete agreements entered into with certain key employees of Symmetry, the Company issued warrants to purchase 400,000 shares of the Company's common stock at $4.125 per share. The warrants are exercisable at the rate of 100,000 shares as of the end of each six-month period from the date of acquisition and expire upon termination of employment. No compensation expense was recorded related to the warrants as the exercise price approximated the fair market value of the underlying stock at the date the warrants were issued.

In connection with the acquisition, the Company acquired the ongoing research and development activities of Symmetry resulting in a one-time pre-tax charge of $1.9 million related to the write off of certain in-process research and development costs. The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting principles require that such costs be charged to expense as incurred.

The Company accounted for the acquisition using the purchase method and valued the transaction at approximately $2.9 million. The excess of the acquisition cost over the fair value of the net assets acquired is being amortized over three years using the straight-line method. The accompanying financial statements include the results of operations of Symmetry from the date of the acquisition. Pro forma results of operations of the Company as if the acquisition had occurred at the beginning of fiscal years 1997 and 1996 are not presented as the pro forma effect is not material.

(3) FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment, net consists of the following (in thousands):

                                             March 31,
                                      -----------------------
                                      1997           1996
                                      -------       --------

   Office furniture                 $    936       $    541
   Computer equipment                  7,568          5,988
   Software                            1,234            550
   Leasehold improvements                375             --
                                    --------       --------
    Less: accumulated depreciation    10,113          7,079
     and amortization                 (5,833)        (3,966)
                                    --------       --------

                                    $  4,280       $  3,113
                                    --------       --------
                                    --------       --------



(4) LEASES

The Company has entered into various capital leases for certain furniture and equipment that expire at various dates during the next three years. Several capital leases require that the Company remit security deposits as collateral for the lease. Security deposits are generally released by the leasing company at the rate of one-half at twelve months and one-half at twenty-four months from the date of lease inception.

Furniture, fixtures and equipment, net include the following capital lease amounts (in thousands):

                                              March 31,
                                      -----------------------
                                       1997            1996
                                     --------        --------

   Furniture and equipment           $  4,045       $  3,206
   Less accumulated amortization       (2,558)        (1,819)
                                     --------       --------
                                     $  1,487       $  1,387
                                     --------       --------
                                     --------       --------

The Company also leases its office facilities and certain office equipment under non-cancelable operating lease agreements.

Future minimum lease payments under these leases are as follows (in thousands):

                                               Capital       Operating
                                               Leases          Leases
                                             ----------      ----------
   Year ending March 31,
   1998                                      $      689     $      843
   1999                                             401            658
   2000                                             141            540
   2001                                              --            383
   Thereafter                                        --            288
                                             ----------     ----------
    Total minimum lease payments                  1,231     $    2,712
                                                            ----------
                                                            ----------
   Less amount representing interest               (166)
                                             ----------
    Present value of net minimum
     capital lease payments                       1,065
   Less current portion of capital leases          (566)
                                             ----------
    Non-current portion of capital leases    $      499
                                             ----------
                                             ----------


Rent expense under operating leases for the years ended March 31, 1997, 1996 and 1995 was approximately $1,429,000, $1,266,000, and $1,167,000, respectively.

(5) SUBORDINATED DEBT

At March 31, 1996, the Company had $929,000 of subordinated debt, due to certain shareholders, two of whom were directors of the Company. The debt was paid in full during fiscal year 1997.

In connection with the subordinated debt, certain lenders obtained rights to receive stock purchase warrants. During fiscal year 1996 all stock purchase warrants held by these lenders were exercised.

(6) STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLAN

During fiscal year 1997, the Company's shareholders approved adoption of the Analogy, Inc. 1996 Employee Stock Purchase Plan (the "ESPP") which allows employees of the Company to purchase shares of the Company's Common Stock through accumulated payroll deductions. Participating employees may elect to contribute up to 10% of their eligible compensation during each pay period to the ESPP. The ESPP provides for two semi-annual offering periods beginning February 1 and August 1 of each year. Participant funds are accumulated during the offering period and used to automatically purchase shares of the Company's Common Stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date. The Company has reserved 300,000 shares of Common Stock for issuance under the ESPP and has issued 33,377 shares as of March 31, 1997.

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

The table below summarizes the Company's stock option activity:

                                           Number            Price
                                          of Shares          Range
                                       -------------     --------------

Outstanding options, March 31, 1994        693,819       $  0.10 - 2.40
Granted                                    203,975          2.40 - 4.00
Exercised                                 (107,262)         0.10 - 2.40
Canceled                                   (25,055)         1.20 - 2.40
                                         ----------      --------------
Outstanding options, March 31, 1995        765,477          0.10 - 4.00
Granted                                    354,860          4.00 - 7.50
Exercised                                  (45,957)         0.12 - 2.40
Canceled                                   (29,948)         1.20 - 2.40
                                         ----------      --------------
Outstanding options, March 31, 1996      1,044,432          0.10 - 7.50
Granted                                    717,750          4.75 - 9.00
Exercised                                 (142,263)         0.10 - 4.00
Canceled                                  (293,311)         1.40 - 9.00
                                         ----------      --------------
Outstanding options, March 31, 1997      1,326,608       $  0.16 - 7.50
                                         ----------      --------------
                                         ----------      --------------

At March 31, 1997, approximately 586,538 of the options outstanding were exercisable.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock-based compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Entities electing to remain with the accounting as prescribed by APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal year 1997 using the Black-Scholes pricing model and the value of options granted during fiscal year 1996 using the minimum value pricing model.

The following weighted average assumptions were used in the computations for fiscal years 1997 and 1996:

                                            Fiscal Year
                                     -------------------------
                                        1997           1996
                                     ----------     ----------
Risk-free interest rate                   6.0%           6.0%
Expected dividend yield                     0%             0%
Expected volatility                      77.2%         n/a
Expected lives                      9.96 years     9.87 years


The total value of options and warrants granted during fiscal years 1997 and 1996 was $4,929,000 and $294,000, respectively, which would be amortized on a straight-line basis over the vesting period of the options or warrants (typically four years). The weighted average fair value of options and warrants granted during fiscal years 1997 and 1996 was $4.41 per share and $0.90 per share, respectively. The Company issued 33,377 shares under its Company's Employee Stock Purchase Plan during fiscal year 1997. The related weighted average purchase price and weighted average fair value of shares issued were $4.30 and $1.15, respectively for fiscal year 1997.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net (loss) income and net (loss) income per share would have approximated the pro forma amounts show below:

                                                 Fiscal Year
                                    ---------------------------------------
                                            1997                1996
                                    ------------------  -------------------
                                       As         Pro      As          Pro
                                    Reported     Forma  Reported      Forma
                                    --------     -----  --------      -----

  Net (loss) income (in thousands)  $ (3,041) $ (4,131)  $   826    $   782
  Net (loss) income per share       $  (0.35) $  (0.48)  $  0.11    $  0.10

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to April 1, 1995. Additional awards are anticipated in future years.


The following table summarizes the information about stock options and warrants outstanding at March 31, 1997:


                                                                       Options and
             Options and Warrants Outstanding                      Warrants Exercisable
------------------------------------------------------------  ----------------------------
                                      Weighted      Weighted                      Weighted
                                       Average       Average                       Average
    Range of          Number          Remaining     Exercise        Number        Exercise
Exercise Prices   Outstanding at     Contractual      Price      Exercisable at     Price
   Per Share      March 31, 1997     Life (Years)   Per Share    March 31, 1997   Per Share
---------------   --------------    -------------   ----------   --------------   ---------
 $0.16 - $0.80          9,312            1.4          $0.43           9,312         $0.43
 $1.20 - $1.40        329,249            5.6          $1.40         329,249         $1.40
 $2.40                188,312            7.1          $2.40         102,495         $2.40
 $4.00                251,900            8.2          $4.00          95,847         $4.00
 $4.13                400,000            9.6          $4.13               0            --
 $4.75 - $5.88        522,135            9.3          $5.18          39,460         $5.08
 $7.50                 25,700            8.8          $7.50          10,175         $7.50
                    ---------                                       -------
                    1,726,608                                       586,538
                    ---------                                       -------
                    ---------                                       -------

(7) INCOME TAXES

Income (loss) before income taxes was as follows (in thousands):

                                         Fiscal Year
                         ----------------------------------------
                            1997           1996           1995
                         ----------     ----------     ----------
    United States        $  (5,880)     $  (1,336)     $  (3,580)
    Foreign                  3,180          2,532          2,249
                         ----------     ----------     ----------
                         $  (2,700)     $   1,196      $  (1,331)
                         ----------     ----------     ----------
                         ----------     ----------     ----------

Income tax expense consists of the following (in thousands):

                                         Fiscal Year
                         ----------------------------------------
                            1997           1996           1995
                         ----------     ----------     ----------

Current:
  Federal                $      --      $       --     $       (6)
  State                         --              28             15
  Foreign                      341             331            187
                         ----------     ----------     ----------
                               341             359            196
Deferred:
  Federal                       --              --             --
  State                         --              --             --
  Foreign                       --              11             --
                         ----------     ----------     ----------
                         $     341      $      370     $      196
                         ----------     ----------     ----------
                         ----------     ----------     ----------

The actual income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income (loss) before income taxes) as follows (in thousands):

                                                         Fiscal Year
                                             ----------------------------------
                                              1997           1996         1995
                                             ------         ------       ------

Computed expected income tax
(benefit) expense                           $ (918)         $  407       $ (453)
Increase (reduction) in income
 tax expense (benefit) resulting from:
   State income tax (benefit) expense          (27)             39          (35)
   Foreign income taxes and withholding        285             126          118
   Benefit of tax credits                       --              --          (33)
   Increase (decrease) in valuation
     allowance                                 323            (237)         547
   In-process research and development         667              --           --
   Other                                        11              35           52
                                            ------          ------       ------
      Income tax expense                    $  341          $  370       $  196
                                            ------          ------       ------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                             Fiscal Year
                                                        ----------------------
                                                           1997         1996
                                                        ---------    ---------
Deferred tax assets:
 Unearned library and maintenance revenue               $     485    $     496
 Federal and state net operating loss carryforwards         1,491          881
 Foreign net operating loss carryforwards                      73          310
 Research and experimentation credit carryforwards            185          185
 Foreign tax credit carryforwards                             152          152
 Other                                                        281          220
                                                         ---------    ---------
   Total gross deferred tax assets                          2,667        2,244
 Less valuation allowance                                  (1,513)      (1,190)
                                                         ---------    ---------
   Net deferred tax assets                                  1,154        1,054

Deferred tax liabilities:
 Furniture, fixtures and equipment, due to
  differences in depreciation                                (107)        (242)
 Capitalized library costs                                 (1,047)        (812)
   Total gross deferred tax liabilities                    (1,154)      (1,054)
                                                         ---------    ---------
   Net deferred taxes                                   $      --    $      --
                                                         ---------    ---------
                                                         ---------    ---------

The valuation allowance for deferred tax assets as of March 31, 1997 was approximately $1.5 million. The net change in the total valuation allowance for the years ended March 31, 1997, 1996 and 1995 was an increase (decrease) of approximately $323,000, $(237,000), and $547,000, respectively.

At March 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused research and experimentation and foreign tax credits which can be offset against future federal income taxes after the loss carryforwards. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                             Expiration
                                                Amount          Dates
                                               --------      ----------
Loss carryforwards:
 Federal                                       $  3,856      2002-2011
 State                                            4,093      1998-2011
Research and experimentation credits
 (federal only)                                     185      2001-2011
Foreign tax credits (federal only)                  152      1998-1999

In addition, the Company has foreign income tax net operating losses of approximately $73,000, which expire in various years. Due to the change in the Company's fiscal year end, federal and state net operating losses of approximately $950,000 are to be deducted ratably over the six year period from March 31, 1995 to March 31, 2000.

(8)  PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all employees. The plan has 401(k) provisions whereby employees contribute to the plan through payroll deductions. The Company may elect to make discretionary contributions to the plan which are approved by the Board of Directors. The Company's contribution for the fiscal year ended March 31, 1997 was $163,000. The Company did not make discretionary contributions for the fiscal years ended March 31, 1996 or 1995.

(9)  OPERATING LINE OF CREDIT

During fiscal year 1997, the Company negotiated an operating line of credit with a bank. The facility allows the Company to receive advances up to $3 million based on eligible accounts receivable and is secured by accounts receivable and furniture and equipment. Payment terms require interest to be paid monthly calculated at the bank's prime rate plus 1%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 9, 1998. There were no borrowings outstanding under this facility at March 31, 1997.

(10) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily in one business segment, comprising the electronic design automation industry. The Company's geographic revenues and operating (loss) income are summarized as follows (in thousands):

                                              Fiscal Year
                              ----------------------------------------
                                 1997            1996           1995
                              ----------     ----------      ---------
   Geographic revenues:
    United States             $   15,409     $   14,188     $    9,717
    Europe                         8,551          7,550          6,538
                              ----------     ----------     ----------
                              $   23,960     $   21,738     $   16,255
                              ----------     ----------     ----------
                              ----------     ----------     ----------

   Export sales               $    1,271     $    1,911     $    1,766
                              ----------     ----------     ----------
                              ----------     ----------     ----------

   Operating (loss) income:
    United States             $   (5,885)    $     (814)    $   (3,174)
    Europe                         3,196          2,533          2,251
                              ----------     ----------     ----------
                              $   (2,689)    $    1,719     $     (923)
                              ----------     ----------     ----------
                              ----------     ----------     ----------

Revenue from one customer accounted for 13.6% of total revenue for the year ended March 31, 1996. There were no revenues from one customer which accounted for more than 10% of total revenues for fiscal year 1997 or 1995.

                                             Fiscal Year
                                       ---------------------
                                         1997         1996
                                       ---------    ---------
   Identifiable assets (in thousands):
    United States                      $  18,118    $  17,877
    Europe                                 4,012        4,417
                                       ---------    ---------
                                       $  22,130    $  22,294
                                       ---------    ---------
                                       ---------    ---------