Form 10-Q
period 1997-06-30
ANALOGY INC
filed 1997-08-11
CIK 893573

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-Q
                            ------------------------------

          [X]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended: June 30, 1997
                                          OR
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


COMMON STOCK, NO PAR VALUE                               9,185,779
       (Class)                             (Shares outstanding at July 31, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ANALOGY, INC.
                                  FORM 10-Q
                                    INDEX

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1997
and March 31, 1997....................................................        2

Consolidated Statements of Operations - Three Months
ended June 30, 1997 and 1996..........................................        3

Consolidated Statements of Cash Flows - Three Months
ended June 30, 1997 and 1996..........................................        4

Notes to Consolidated Financial Statements............................        5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        6


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities........................................       12

Item 6.  Exhibits and Reports on Form 8-K.............................       12

                        PART I - FINANCIAL INFORMATION


                        ANALOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)


                                                             June 30,  March 31,
                                                               1997      1997
                                                             -------   -------
ASSETS
  Current assets:
    Cash and cash equivalents                                $ 4,155   $ 1,827
     Marketable securities                                         -     1,697
     Accounts receivable                                       6,731     9,161
     Prepaid expenses                                          1,145       886
     Other assets, net                                           374       455
                                                             -------   -------
         Total current assets                                 12,405    14,026

    Furniture, fixtures and equipment, net of accumulated
      depreciation and amortization of $6,278 and $5,833       4,257     4,280
    Library costs, net                                         2,982     2,729
    Other assets, net                                          1,003     1,095
                                                             -------   -------
                                                             $20,647   $22,130
                                                             -------   -------
                                                             -------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                         $   862   $ 1,301
    Current portion of capital leases                            466       566
    Accrued salaries and benefits                              1,828     2,095
    Accrued expenses                                              27       181
    Unearned revenue                                           5,688     5,812
                                                             -------   -------
      Total current liabilities                                8,871     9,955

   Non-current portion of capital leases                         499       499
   Other liabilities                                             353       359
  Shareholders' equity:
    Common stock, no par value, authorized 35,000 shares;
       9,135 and 9,118 shares issued and outstanding          17,160    17,124
    Foreign currency translation                                (174)     (155)
    Accumulated deficit                                       (6,062)   (5,652)
                                                             -------   -------
      Total shareholders' equity                              10,924    11,317
                                                             -------   -------
                                                             $20,647   $22,130
                                                             -------   -------
                                                             -------   -------


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                        ANALOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                     Three months ended June 30,
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
Revenue:
  Product licenses                                    $3,525             $2,670
  Service and other                                    2,461              2,046
                                                     --------           --------
    Total revenue                                      5,986              4,716

Cost of revenue:
  Product licenses                                       551                377
  Service and other                                      584                485
                                                     --------           --------
    Total cost of revenue                              1,135                862
                                                     --------           --------
    Gross profit                                       4,851              3,854

Operating expenses:
  Research and development                             1,511              1,361
  Sales and marketing                                  3,149              2,738
  General and administrative                             668                675
  Amortization of intangibles                             92                 --
                                                     --------           --------
    Total operating expenses                           5,420              4,774
                                                     --------           --------
    Operating loss                                      (569)              (920)

Other income, net                                         25                  9
                                                     --------           --------
    Loss before income taxes                            (544)              (911)

Income tax benefit                                      (134)              (202)
                                                     --------           --------
    Net loss                                          $ (410)            $ (709)
                                                     --------           --------
                                                     --------           --------
Net loss per common share                             $(0.04)            $ (.09)
                                                     --------           --------
                                                     --------           --------
Weighted average common shares outstanding             9,127              8,311
                                                     --------           --------
                                                     --------           --------


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                       ANALOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (In thousands)
                                  (Unaudited)

                                                                   Three months ended June 30,
                                                                   ---------------------------
                                                                     1997              1996
                                                                   ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (410)          $  (709)
  Adjustments to reconcile net loss to net cash
    provided by(used in) operating activities:
    Depreciation and amortization                                      832               574
  Changes in operating assets and liabilities:
    Accounts receivable                                              2,377               578
    Prepaid expenses and other assets                                 (223)             (102)
    Accounts payable and accrued expenses                             (808)             (819)
    Unearned revenue                                                   (90)             (536)
                                                                   ---------        ----------
      Net cash provided by (used in) operating activities            1,678            (1,014)
                                                                   ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                     --            (5,910)
  Maturities of marketable securities                                1,700                --
  Capital expenditures for furniture, fixtures and equipment          (427)             (553)
  Capital expenditures for library costs                              (544)             (210)
                                                                   ---------        ----------
      Net cash provided by (used in) investing activities              729            (6,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on subordinated debt                                         --              (769)
  Principal payments on capital lease obligations                     (101)             (179)
  Common stock offering costs                                           --               (68)
  Proceeds from sale of common stock                                    36                 9
                                                                   ---------        ----------
      Net cash used in financing activities                            (65)           (1,007)
                                                                   ---------        ----------
Effect of exchange rate changes on cash and cash equivalents           (14)               (4)
                                                                   ---------        ----------
      Net increase (decrease) in cash and cash equivalents           2,328            (8,698)

  Cash and cash equivalents at beginning of period                   1,827            10,208
                                                                   ---------        ----------
  Cash and cash equivalents at end of period                        $4,155           $ 1,510
                                                                   ---------        ----------
                                                                   ---------        ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                        $   34           $    93
    Income taxes                                                         9                41
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
    Acquisition of equipment under capital lease obligations        $   --           $   257



             The accompanying notes are an integral part of these
                     consolidated financial statements.

                        ANALOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The unaudited financial information included herein for the three months ended June 30, 1997 and 1996 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1997 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Annual Report on Form 10-K for the year ended March 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1997, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998, or any portion thereof.


2.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate securities. The Company's marketable securities were classified as "available for sale" and accordingly, these securities were carried at market value, which was not materially different from cost at March 31, 1997.

3.  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required.

The Company has not quantified the effect of adoption of SFAS 128 or SFAS 130.

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

The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and both commercial and governmental contract model development and research and development contracts. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting and certain other services revenue is recognized as the services or portions thereof have been provided. Revenue from contract model development is recognized upon shipment of the underlying models, or upon acceptance criteria as agreed to with the customer. The Company received a modeling contract from the U.S. Air Force in fiscal year 1997. The Company also received a contract from the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 and a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 which provide funding to the Company for research and development. The DARPA contract contains cost sharing provisions.

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

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the receipt and timing of significant orders, increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new or enhanced versions of the Company's products, seasonal factors, the mix of direct and indirect sales and general economic conditions. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. Substantially all of the Company's product licensing revenue in each quarter results from orders booked in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, results of operations may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. Seasonal factors, particularly decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the aerospace, defense, automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Additionally, a significant portion of the Company's revenue in a quarter typically is earned in the last few weeks of that quarter. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

The Company has historically derived a significant portion of its revenue from the aerospace and defense industries, which have been characterized by significant technological changes, high cyclicality and the potential for significant downturns in business activity resulting from changes in economic conditions or governmental resources and spending policies. No assurance can be given that the aerospace and defense industries will experience economic growth, will not experience a downturn or that any downturn will not be severe, or that such conditions would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:

                                     THREE MONTHS              THREE MONTHS
                                         ENDED                     ENDED
STATEMENT OF OPERATIONS DATA:        JUNE 30, 1997             JUNE 30, 1996
                                   ------------------        ------------------
Revenue:
  Product licenses                 $3,525       58.9 %       $2,670       56.6 %
  Service and other                 2,461       41.1          2,046       43.4
                                   ------      -----         ------      -----
    Total revenue                   5,986      100.0          4,716      100.0
Cost of revenue:
  Product licenses                    551        9.2            377        7.9
  Service and other                   584        9.8            485       10.3
                                   ------      -----         ------      -----
    Total cost of revenue           1,135       19.0            862       18.2
                                   ------      -----         ------      -----
Gross profit                        4,851       81.0          3,854       81.8
Operating expenses:
  Research and development          1,511       25.2          1,361       28.8
  Sales and marketing               3,149       52.6          2,738       58.1
  General and administrative          668       11.2            675       14.3
  Amortization of intangibles          92        1.5             --         --
                                   ------      -----         ------      -----
    Total operating expenses        5,420       90.5          4,774      101.2
                                   ------      -----         ------      -----
Operating loss                       (569)      (9.5)          (920)     (19.4)
Other income, net                      25         .4              9         .1
                                   ------      -----         ------      -----
Loss before income taxes             (544)      (9.1)          (911)     (19.3)
Income tax benefit                   (134)       2.2           (202)       4.2
                                   ------      -----         ------      -----
Net loss                           $ (410)      (6.9)%       $ (709)     (15.1)%
                                   ------      -----         ------      -----
                                   ------      -----         ------      -----

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

REVENUE

Total revenue increased 26.9% to $6.0 million in the first quarter of fiscal year 1998 from $4.7 million in the first quarter of fiscal year 1997. No one customer accounted for 10% or more of total revenue in the first quarters of fiscal year 1998 and 1997.

Product license revenue increased 32.0% to $3.5 million in the first quarter of fiscal year 1998 from $2.7 million in first quarter of fiscal year 1997. The increase was primarily attributable to continued customer acceptance of the Company's new SaberDesigner suite of products for the Windows NT operating system.

Service and other revenue increased 20.3% to $2.5 million in the first quarter of fiscal year 1998 from $2.0 million in the first quarter of fiscal year 1997. The increase was due primarily to increased demand for the Company's maintenance and other services, growth in the Company's installed base; and revenues from NIST under a $2.0 million grant awarded in fiscal year 1996, the U.S. Air Force under a $2.0 million modeling contract awarded during the first quarter of fiscal year 1997, and DARPA under a $1.3 million contract awarded in September 1996. In the first quarter of fiscal year 1998, the Company recognized revenues of $209,000, $161,000 and $137,000, related to the NIST grant, the U.S. Air Force contract and the DARPA contract, respectively. In the first quarter of fiscal year 1997, the Company recognized revenues of $242,000, $256,000 and $0, related to the NIST grant, the U.S. Air Force contract and the DARPA contract, respectively.

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during the first quarters of fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 20.0% of total revenues in the first quarter of fiscal year 1998, and approximately 10.8% of total revenues in the first quarter of fiscal year 1997. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

International revenue was $2.7 million (44% of total revenue) in the first quarter of fiscal year 1998 compared to $1.9 million (41% of total revenue) in the first quarter of fiscal year 1997. International revenue increased primarily as a result of increased sales in Germany and Taiwan. The Company sells its products and services through its wholly-owned subsidiaries in Europe, and through distributors in Asia.

COST OF REVENUE

Total cost of revenue increased 31.7% to $1.1 million in the first quarter of fiscal year 1998 from $862,000 in the first quarter of fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue increased to 15.6% of product license revenue in the first quarter of fiscal year 1998 from 14.1% in the first quarter of fiscal year 1997, due primarily to increased amortization of model library costs, royalty payments, and commissions paid to a new sales agent Taiwan in the first quarter of fiscal year 1998 which were included in cost of product revenue in the quarter.

The cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. As a percentage of service and other revenue, cost of service and other revenue was flat at 23.7% in the first quarter of fiscal year 1998 and 1997.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 11.0% to $1.5 million in the first quarter of fiscal year 1998 from $1.4 million the first quarter of fiscal year 1997, primarily as a result of increased personnel. As a percentage of total revenue, research and development costs decreased to 25.2% in the first quarter of fiscal year 1998 from 28.8% in the first quarter of fiscal year 1997 due to increased revenue in the first quarter of fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 15.0% to $3.1 million in the first quarter of fiscal year 1998 from $2.7 million in the first quarter of fiscal year 1997. The increase primarily resulted from increases in personnel, salaries, related benefits, travel and training. Additionally, in the first quarter of fiscal year 1998 the Company established a new telemarketing division. As a percentage of total revenue, sales and marketing expenses decreased to 52.6% in the first quarter of fiscal year 1998 from 58.1% in the first quarter of fiscal year 1997 due to increased revenue in the first quarter of fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses remained relatively flat at $668,000 in the first quarter of fiscal year 1998 compared to $675,000 in the first quarter of fiscal year 1997. As a percentage of total revenue, general and administrative expenses decreased to 11.2% in the first quarter of fiscal year 1998 from 14.3% in the first quarter of fiscal year 1997 primarily due to increased revenue in the first quarter of fiscal year 1998.

OTHER INCOME (EXPENSE), NET

Other expense, net primarily consists of interest income on cash, cash equivalents and marketable securities offset by interest expense associated with capital leases and the effects of foreign currency transaction gains and losses. Other income, net was $25,000 and $9,000 in the first quarter of fiscal years 1998 and 1997, respectively. This change is primarily attributable to reduced interest expense resulting from a lower level of debt outstanding and the effect of foreign currency gains and losses.

BENEFIT FROM INCOME TAXES

The Company provided for foreign withholding taxes of $30,000 and $26,000 in the first quarters of fiscal years 1998 and 1997, respectively. In the first quarter of fiscal year 1998 the Company recorded a benefit from the utilization of net operating loss carryforwards of $164,000, which it believes will be realized in the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases, accounts receivable financing and in March 1996, with an initial public offering of common stock which resulted in net proceeds to the Company of approximately $9.4 million.

Net cash provided by operating activities was $1.7 million in the first quarter of fiscal year 1998. This primarily resulted from a decrease in accounts receivable, representing the collection of billings to the U.S. government which were outstanding at March 31, 1997, and adjustments for depreciation and amortization. These changes were offset by a decrease in accounts payable and accrued expenses as a result of timing of purchases and payments, an increase in prepaid expenses and other assets as a result of the timing of payment of prepaid insurance and royalties, and a net loss for the period.

Net cash provided by investing activities was $729,000 in the first quarter of fiscal year 1998, which primarily included the maturities of investments in marketable securities, offset by capital expenditures for the upgrade of corporate information systems and capital expenditures associated with the investment in the Company's component and template model libraries.

Net cash used in financing activities was $65,000 in the first quarter of fiscal year 1998, which primarily included payments on capital lease obligations.

During the first quarter of fiscal year 1998, the Company negotiated an operating line of credit with a bank which allows the Company to receive advances of up to $3 million based on eligible accounts receivable and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 1%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 9, 1998. No amounts were outstanding under this facility at June 30, 1997.

In April 1997 the Company negotiated a lease line of credit, which allows the Company to lease up to $1,000,000 of computers and related equipment. Amounts borrowed under the lease line of credit are to be repaid over 36 months. The lease line of credit expires March 31, 1998. No amounts were outstanding under this facility at June 30, 1997. In connection with the negotiation of the lease line of credit the Company issued warrants to purchase 10,000 shares of its common stock at $7.50 per share which expire on June 23, 2001.

The Company believes its existing cash, cash equivalents and marketable securities, combined with amounts available under its operating line of credit and lease line of credit, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required.

The Company has not quantified the effect of adoption of SFAS 128 or SFAS 130.

                          PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

(c) In April 1997, in connection with the negotiation of a lease line of credit, the Company issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $7.50 per share, which expire on June 23, 2001, in reliance on Section 4 (2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

       Exhibit No.
       -----------
           27        Financial Data Schedule

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 1997



                                  ANALOGY, INC.

                                  By: /s/ GARY P. ARNOLD
                                      -------------------------------------
                                      Gary P. Arnold
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



                                  By: /s/ TERRENCE A. RIXFORD
                                      -------------------------------------
                                      Terrence A. Rixford
                                      Vice President, Finance and Administration
                                      (Principal Financial Officer)