Form 10-Q
period 1997-09-30
ANALOGY INC
filed 1997-11-12
CIK 893573

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
                               ------------------

 [X]     QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1997

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from          to
                                      ----------   -----------

                      COMMISSION FILE NUMBER:  0-27752




                                 ANALOGY, INC.
           (Exact name of registrant as specified in its charter)


              OREGON                                 93-0892014
   (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification No.)



                              9205 SW GEMINI DRIVE
                            PORTLAND, OREGON  97008
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


COMMON STOCK, NO PAR VALUE                        9,192,801
         (Class)                    (Shares outstanding at October 31, 1997)



------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 ANALOGY, INC.
                                  FORM 10-Q
                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1997
and March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .   2

Consolidated Statements of Operations - Three Months and Six Months
ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Cash Flows - Six Months
ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . .   4

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .   6


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  13

                        PART I - FINANCIAL INFORMATION


                        ANALOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)



                                                                      September 30,      March 31,
                                                                          1997              1997
                                                                      -------------     -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                          $  3,113            $  1,827
    Marketable securities                                                    --               1,697
    Accounts receivable                                                   8,138               9,161
    Prepaid expenses                                                      1,060                 886
    Other assets, net                                                       554                 455
                                                                      ---------           ---------
           Total current assets                                          12,865              14,026

    Furniture, fixtures and equipment, net of accumulated
        depreciation and amortization of $6,872 and $5,833                4,109               4,280
    Library costs, net                                                    3,248               2,729
    Other assets, net                                                       919               1,095
                                                                      ---------           ---------
                                                                      $  21,141           $  22,130
                                                                      ---------           ---------
                                                                      ---------           ---------

  LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
     Accounts payable                                                    $  845            $  1,301
     Current portion of capital leases                                      334                 566
     Accrued salaries and benefits                                        2,001               2,095
     Accrued expenses                                                        --                 181
     Unearned revenue                                                     5,634               5,812
                                                                      ---------           ---------
        Total current liabilities                                         8,814               9,955

   Non-current portion of capital leases                                    544                 499
   Other liabilities                                                        347                 359

  Shareholders' equity:
      Common stock, no par value, authorized 35,000 shares;
        9,192 and 9,118 shares issued and outstanding                    17,355              17,124
      Foreign currency translation                                         (174)               (155)
      Accumulated deficit                                                (5,745)             (5,652)
                                                                      ---------           ---------
        Total shareholders' equity                                       11,436              11,317
                                                                      ---------           ---------
                                                                      $  21,141           $  22,130
                                                                      ---------           ---------
                                                                      ---------           ---------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ANALOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)



                                                      Three months ended             Six months ended
                                                         September 30,                 September 30,
                                                   ------------------------      ------------------------
                                                       1997          1996           1997           1996
                                                   ----------     ---------      ----------     ---------
  Revenue:
     Product licenses                              $  3,870       $  2,882       $  7,395       $  5,553
     Service and other                                3,272          2,377          5,733          4,422
                                                    -------        -------        -------        -------
        Total revenue                                 7,142          5,259         13,128          9,975

 Cost of revenue:
     Product licenses                                   429            374            980            751
     Service and other                                  952            525          1,536          1,011
                                                    -------        -------        -------        -------
        Total cost of revenue                         1,381            899          2,516          1,762
                                                    -------        -------        -------        -------

        Gross profit                                  5,761          4,360         10,612          8,213

  Operating expenses:
     Research and development                         1,192          1,278          2,703          2,640
     Sales and marketing                              3,267          3,015          6,416          5,752
     General and administrative                         756            682          1,424          1,357
     Amortization of intangibles                         92             --            184             --
                                                    -------        -------        -------        -------
        Total operating expenses                      5,307          4,975         10,727          9,749
                                                    -------        -------        -------        -------

        Operating income (loss)                         454           (615)          (115)        (1,536)

  Other income (expense), net                           (31)            (1)            (6)             9
                                                    -------        -------        -------        -------
        Income (loss) before income
           taxes                                        423           (616)          (121)        (1,527)
                                                    -------        -------        -------        -------
  Income tax expense (benefit)                          106            316            (28)           114
                                                    -------        -------        -------        -------
        Net income (loss)                            $  317        $  (932)        $  (93)     $  (1,641)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------
  Net income (loss) per share                       $  0.03       $  (0.11)      $  (0.01)      $  (0.20)
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------
  Shares used in per share calculations               9,808          8,356          9,149          8,334
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------


               The accompanying notes are an integral part of these
                      consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                  (Unaudited)


                                                                      Six months ended September 30,
                                                                      ------------------------------
                                                                          1997               1996
                                                                      -----------         ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $    (93)          $  (1,641)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                                     1,845               1,225
     Changes in operating assets and liabilities:
       Accounts receivable                                                  946                (134)
       Prepaid expenses and other assets                                   (216)                (85)
       Accounts payable and accrued expenses                               (803)               (697)
       Unearned revenue                                                    (112)                (44)
                                                                       --------            --------
             Net cash provided by (used in) operating activities          1,567              (1,376)
                                                                       --------            --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of marketable securities                                     --              (5,910)
       Maturities of marketable securities                                1,700               1,000
      Capital expenditures for furniture, fixtures and equipment           (819)             (1,156)
      Capital expenditures for library costs                             (1,131)               (559)
                                                                       --------            --------
             Net cash used in investing activities                         (250)             (6,625)
                                                                       --------            --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on subordinated debt                                          --                (829)
      Principal payments on capital lease obligations                      (250)               (353)
      Common stock offering costs                                            --                 (75)
      Proceeds from exercise of stock options and warrants                  231                  72
                                                                       --------            --------
             Net cash used in financing activities                          (19)             (1,185)
                                                                       --------            --------

   Effect of exchange rate changes on cash and cash equivalents             (12)                 (7)
                                                                       --------            --------

             Net increase (decrease) in cash and cash equivalents         1,286              (9,193)

      Cash and cash equivalents at beginning of period                    1,827              10,208
                                                                       --------            --------
      Cash and cash equivalents at end of period                       $  3,113            $  1,015
                                                                       --------            --------
                                                                       --------            --------

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
       Interest                                                           $  68              $  116
       Income taxes                                                         158                 138
   SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
      Acquisition of equipment under capital lease obligations            $  63              $  257



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ANALOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The unaudited financial information included herein for the six months ended September 30, 1997 and 1996 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1997 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1997, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998, or any portion thereof.


2.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate securities. The Company's marketable securities were classified as "available for sale" and accordingly were carried at market value, which was not materially different from cost at March 31, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue (dollars in thousands):


   --------------------------------------------------------------------------------------

                                                  Three months             Three months
                                                     ended                     ended
    STATEMENT OF OPERATIONS DATA:                 September 30,            September 30,
                                                      1997                      1996
                                                -----------------        ----------------
    Revenue:
      Product licenses                          $  3,870    54.2 %       $  2,882    54.8 %
      Service and other                            3,272    45.8            2,377    45.2
                                                  ------  ------           ------  ------
          Total revenue                            7,142   100.0            5,259   100.0
    Cost of revenue:
       Product licenses                              429     6.0              374     7.1
       Service and other                             952    13.3              525    10.0
                                                  ------  ------           ------  ------
          Total cost of revenue                    1,381    19.3              899    17.1
                                                  ------  ------           ------  ------
    Gross profit                                   5,761    80.7            4,360    82.9
    Operating expenses:
       Research and development                    1,192    16.7            1,278    24.3
       Sales and marketing                         3,267    45.7            3,015    57.3
       General and administrative                    756    10.6              682    13.0
       Amortization of intangibles                    92     1.3               --      --
                                                  ------  ------           ------  ------
          Total operating expenses                 5,307    74.3            4,975    94.6
                                                  ------  ------           ------  ------
    Operating income (loss)                          454     6.4             (615)  (11.7)
    Other expense, net                               (31)   (0.5)              (1)     --
                                                  ------  ------           ------  ------
    Income (loss) before income taxes                423     5.9             (616)  (11.7)
    Income tax expense                               106     1.5              316     6.0
                                                  ------  ------           ------  ------
    Net income (loss)                            $   317     4.4 %       $   (932)  (17.7) %
                                                  ------  ------           ------  ------
                                                  ------  ------           ------  ------
   --------------------------------------------------------------------------------------


   --------------------------------------------------------------------------------------

                                                  Six months               Six months
                                                    ended                     ended
    STATEMENT OF OPERATIONS DATA:                 September 30,            September 30,
                                                     1997                      1996
                                                -----------------        ----------------
    Revenue:
      Product licenses                          $  7,395     56.3 %      $  5,553    55.7 %
      Service and other                            5,733     43.7           4,422    44.3
                                                  ------   ------          ------  ------
          Total revenue                           13,128    100.0           9,975   100.0
    Cost of revenue:
       Product licenses                              980      7.5             751     7.5
       Service and other                           1,536     11.7           1,011    10.2
                                                  ------   ------          ------  ------
          Total cost of revenue                    2,516     19.2           1,762    17.7
                                                  ------   ------          ------  ------
    Gross profit                                  10,612     80.8           8,213    82.3
    Operating expenses:
       Research and development                    2,703     20.6           2,640    26.5
       Sales and marketing                         6,416     48.9           5,752    57.6
       General and administrative                  1,424     10.8           1,357    13.6
       Amortization of intangibles                   184      1.4              --      --
                                                  ------   ------          ------  ------
          Total operating expenses                10,727     81.7           9,749    97.7
                                                  ------   ------          ------  ------
    Operating loss                                  (115)    (0.9)         (1,536)  (15.4)
    Other (expense) income, net                       (6)      --               9     0.1
                                                  ------   ------          ------  ------
    Loss before income taxes                        (121)    (0.9)         (1,527)  (15.3)
    Income tax (benefit) expense                     (28)    (0.2)            114     1.2
                                                  ------   ------          ------  ------
    Net loss                                     $   (93)    (0.7) %     $ (1,641)  (16.5) %
                                                  ------   ------          ------  ------
                                                  ------   ------          ------  ------
   --------------------------------------------------------------------------------------

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL YEARS 1998 AND 1997

REVENUE

Total revenue increased 35.8% to $7.1 million in the second quarter of fiscal year 1998 from $5.3 million in the second quarter of fiscal year 1997, and increased 31.6% to $13.1 million in the first six months of fiscal year 1998 from $10.0 in the first six months of fiscal year 1997. No one customer accounted for 10% or more of total revenue in the second quarter or first six months of fiscal years 1998 and 1997.

Product license revenue increased 34.3% to $3.9 million in the second quarter of fiscal year 1998 from $2.9 million in the second quarter of fiscal year 1997, and increased 33.2% to $7.4 million in the first six months of fiscal year 1998 from $5.6 million in the first six months of fiscal year 1997. The increases were primarily attributable to continued customer acceptance of the Company's new SaberDesigner suite of products for the Windows NT operating system and continued broadening of the Company's customer base.

Service and other revenue increased 37.7% to $3.3 million in the second quarter of fiscal year 1998 from $2.4 million in the second quarter of fiscal year 1997, and increased 29.6% to $5.7 million in the first six months of fiscal year 1998 from $4.4 million in the first six months of fiscal year 1997. The increases were due primarily to increased demand for the Company's maintenance and other services, growth in the Company's installed base; and revenues from NIST under a $2.0 million grant awarded in fiscal year 1996, the U.S. Air Force under a $2.0 million modeling contract awarded during the first quarter of fiscal year 1997, and DARPA under a $1.3 million contract awarded in September 1996.

Revenues recognized under these contracts were as follows (dollars in thousands):

                            Three months ended          Six months ended
                               September 30,              September 30,
                            1997          1996          1997        1996
                            ----          ----          ----        ----
NIST                        $241          $173          $450        $414
U.S. Air Force               458           374           619         631
DARPA                        378           120           515         120

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during the first six months of fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 20.3% of total revenues in the first six months of fiscal year 1998, and approximately 17.2% of total revenues in the first six months of fiscal year 1997. Revenues received under the DARPA contract in the second quarter of fiscal year 1998 included a one time adjustment to the cost sharing provisions which resulted in an increase in revenue of $250,000. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

International revenue was $5.4 million (41% of total revenue) in the first six months of fiscal year 1998 compared to $4.3 million (43% of total revenue) in the first six months of fiscal year 1997. International revenue decreased as a percentage of total revenue primarily as a result of increased sales in the United States in the second quarter of fiscal year 1998. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia.

COST OF REVENUE

Total cost of revenue increased 53.6% to $1.4 million in the second quarter of fiscal year 1998 from $899,000 in the second quarter of fiscal year 1997, and increased 42.8% to $2.5 million in the first six months of fiscal year 1998 from $1.8 million in the first six months of fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 11.1% of product license revenue in the second quarter of fiscal year 1998 from 13.0% in the second quarter of fiscal year 1997, and decreased slightly to 13.3% of product license revenue in the first six months of fiscal year 1998 from 13.5% in the first six months of fiscal year 1998. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. As a percentage of service and other revenue, cost of service and other revenue increased to 29.1% of service and other revenue in the second quarter of fiscal year 1998 from 22.1% in the second quarter of fiscal year 1997, and increased to 26.8% of service and other revenue in the first six months of fiscal year 1988 from 22.9% of service and other revenue in the first six months of fiscal year 1997. The increases were due primarily to allocation of expense from research and development to cost of service and other revenue, for work performed under government contracts during the second quarter of fiscal year 1998.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses decreased 6.7% to $1.2 million in the second quarter of fiscal year 1998 from $1.3 million in the second quarter of fiscal year 1997, and increased 2.4% to $2.7 million in the first six months of fiscal year 1998, from $2.6 million in the first six months of fiscal year 1997. As a percentage of total revenue, research and development costs decreased to 16.7% in the second quarter of fiscal year 1998 from 24.3% in the second quarter of fiscal year 1997, and decreased to 20.6% in the first six months of fiscal year 1998 from 26.5% in the first six months of fiscal year 1998. The decreases were primarily due to allocation of expense from research and development to cost of service and other revenue for work performed under government contracts during the second quarter of fiscal year 1998, and due to increased revenue in the second quarter and first six months of fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 8.4% to $3.3 million in the second quarter of fiscal year 1998 from $3.0 million in the second quarter of fiscal year 1997, and increased 11.5% to $6.4 million in the first six months of fiscal year 1998 from $5.8 million in the first six months of fiscal year 1997. The increases primarily resulted from increases in sales commissions, personnel, salaries, related benefits, travel and training. Additionally, in the first quarter of fiscal year 1998 the Company established a new telemarketing division. As a percentage of total revenue, sales and marketing expenses decreased to 45.7% in the second quarter of fiscal year 1998 from 57.3% in the second quarter of fiscal year 1997, and decreased to 48.9% in the first six months of fiscal year 1998 from 57.6% in the first six months of fiscal year 1997, due to increased revenue in the second quarter and first six months of fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 10.9% to $756,000 in the second quarter of fiscal year 1998 compared to $682,000 in the second quarter of fiscal year 1997, and increased 4.9% to $1.42 million in the first six months of fiscal year 1998 compared to $1.36 million in the first six months of fiscal year 1997. The increases primarily resulted from expenses of Symmetry Design Systems, Inc., which was acquired in November 1996. As a percentage of total revenue, general and administrative expenses decreased to 10.6% in the second quarter of fiscal year 1998 from 13.0% in the second quarter of fiscal year 1997, and decreased to 10.8% in the first six months of fiscal year 1998 from 13.6% in the first six months of fiscal year 1997, primarily due to increased revenue in the second quarter and first six months of fiscal year 1998.

OTHER INCOME (EXPENSE), NET

Other income (expense), net primarily consists of interest income on cash, cash equivalents and marketable securities offset by interest expense associated with capital leases and the effects of foreign currency transaction gains and losses. Other expense, net was $31,000 and $1,000 in the second quarter of fiscal years 1998 and 1997, respectively. Other expense, net was $6,000 in the first six months of fiscal year 1998 and other income, net was $9,000 in the first six months of fiscal year 1997. These changes were primarily attributable to reduced interest income resulting from a lower level of cash, cash equivalents and marketable securities held during the periods, and the effects of foreign currency transaction gains and losses.

INCOME TAX EXPENSE (BENEFIT)

The Company provided for foreign income and withholding taxes of $158,000 and $114,00 in the first six months of fiscal years 1998 and 1997, respectively. In the first six months of fiscal year 1998 the Company recorded a benefit from the utilization of net operating loss carryforwards of $186,000, which it believes will be realized in the fiscal year. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases, accounts receivable financing and in March 1996, with an initial public offering of common stock which resulted in net proceeds to the Company of approximately $9.4 million.

Net cash provided by operating activities was $1.6 million in the first six months of fiscal year 1998. This primarily resulted from a decrease in accounts receivable, representing the collection of billings to the U.S. government which were outstanding at March 31, 1997, and adjustments for depreciation and amortization. These changes were offset by a decrease in accounts payable and accrued expenses as a result of timing of purchases and payments, and an increase in prepaid expenses and other assets as a result of the timing of payment of prepaid insurance and royalties.

Net cash used in investing activities was $250,000 in the first six months of fiscal year 1998, which primarily included the maturities of investments in marketable securities, offset by capital expenditures for the upgrade of corporate information systems and capital expenditures associated with the investment in the Company's component and template model libraries.

Net cash used in financing activities was $19,000 in the first six months of fiscal year 1998, which included payments on capital lease obligations, offset by proceeds from the exercise of stock options and warrants.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $3.0 million based on eligible accounts receivable and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 1%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 9, 1998. No amounts were outstanding under this facility at September 30, 1997.

The Company has a lease line of credit, which allows for the lease of up to $1,000,000 of computers and related equipment, under which $42,000 was outstanding at September 30, 1997. Amounts borrowed under the lease line of credit are to be repaid over 36 months. The lease line of credit expires March 31, 1998. In connection with the negotiation of the lease line of credit the Company issued warrants to purchase 10,000 shares of its common stock at $7.50 per share which expire on June 23, 2001.

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




                       PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

    Exhibit No.
    -----------
    11     Computation of per share earnings
    27     Financial Data Schedule

(b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter ended June 30, 1997, under Item 5, was filed on July 22, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 1997


                                   ANALOGY, INC.

                                   By:/s/ GARY P. ARNOLD
                                      ------------------------------
                                    Gary P. Arnold
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



                                   By: /s/ TERRENCE A. RIXFORD
                                      ------------------------------
                                    Terrence A. Rixford
                                    Vice President, Finance and
                                    Administration
                                    (Principal Financial Officer)