Form 10-Q
period 1997-12-31
ANALOGY INC
filed 1998-02-12
CIK 893573

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-Q

                                -------------------

           [X] QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1997
                                         OR
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


COMMON STOCK, NO PAR VALUE                               9,252,535
     (Class)                            (Shares outstanding at January 30,1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ANALOGY, INC.
                                     FORM 10-Q
                                       INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
Item 1.  Financial Statements:

             Consolidated Balance Sheets - December 31, 1997
             and March 31, 1997 ........................................   2

             Consolidated Statements of Operations - Three Months and
             Nine Months Ended December 31, 1997 and 1996 ..............   3

             Consolidated Statements of Cash Flows - Nine Months
             Ended December 31, 1997 and 1996 ..........................   4

             Notes to Consolidated Financial Statements ................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   7

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders ...........  14

Item 6.  Exhibits and Reports on Form 8-K ..............................  14

                           ANALOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)


                                                  December 31,       March 31,
                                                      1997              1997
                                                  -------------      ----------
      ASSETS
        Current assets:
          Cash and cash equivalents                   $   2,001      $   1,827
          Marketable securities                              --          1,697
          Accounts receivable                            10,835          9,161
          Prepaid expenses                                1,249            886
          Other assets, net                                 483            455
                                                       --------       --------
               Total current assets                      14,568         14,026

          Furniture, fixtures and equipment, net of
            accumulated depreciation and amortization
            of $7,499 and $5,833                          3,960          4,280
          Library costs, net                              3,549          2,729
          Other assets, net                                 826          1,095
                                                      ---------      ---------
                                                      $  22,903      $  22,130
                                                      ---------      ---------
                                                      ---------      ---------

      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                            $     818          1,301
          Current portion of capital leases                 310            566
          Accrued salaries and benefits                   2,181          2,095
          Accrued expenses                                  259            181
          Unearned revenue                                6,750          5,812
                                                      ---------      ---------
            Total current liabilities                    10,318          9,955

         Non-current portion of capital leases              722            499
         Other liabilities                                  117            359


        Shareholders' equity:
          Common stock, no par value, authorized
             35,000 shares; 9,194 and 9,118 shares
             issued and outstanding                      17,367         17,124
          Foreign currency translation                     (223)          (155)
          Accumulated deficit                            (5,398)        (5,652)
                                                      ---------      ---------
            Total shareholders' equity                   11,746         11,317
                                                      ---------      ---------
                                                      $  22,903      $  22,130
                                                      ---------      ---------
                                                      ---------      ---------


       The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)



                                                       Three months ended       Nine months ended
                                                          December 31,             December 31,
                                                      ----------------------    -------------------
                                                        1997          1996         1997     1996
                                                      ---------     --------    ---------  --------
       Revenue:
          Product licenses                             $  4,511     $  4,434     $ 11,906   $ 9,987
          Service and other                               3,335        2,382        9,068     6,804
                                                       --------     --------     --------   -------
             Total revenue                                7,846        6,816       20,974    16,791

       Cost of revenue:
          Product licenses                                  364          409        1,344     1,160
          Service and other                                 669          629        2,205     1,640
                                                       --------     --------     --------   -------
             Total cost of revenue                        1,033        1,038        3,549     2,800
                                                       --------     --------     --------   -------
             Gross profit                                 6,813        5,778       17,425    13,991

       Operating expenses:
          Research and development                        1,587        1,493        4,290     4,133
          Sales and marketing                             3,868        3,286       10,284     9,038
          General and administrative                        727          584        2,151     1,941
          Amortization of intangibles                        92           45          276        45
          Acquired in-process research
            and development                                  --        1,896           --     1,896
                                                       --------     --------     --------    ------
             Total operating expenses                     6,274        7,304       17,001    17,053
                                                       --------     --------     --------    ------
             Operating income (loss)                        539       (1,526)         424    (3,062)

       Other expense, net                                   (77)         (38)         (83)      (29)
                                                       --------     --------     --------   -------
             Income (loss) before income
                taxes                                       462       (1,564)         341    (3,091)

       Income tax expense                                   115          111           87       225
                                                       --------     --------     --------    ------
             Net income (loss)                         $    347     $ (1,675)    $    254   $(3,316)
                                                       --------     --------     --------   -------
                                                       --------     --------     --------   -------

       Basic and diluted net income (loss)
             per share                                 $   0.04     $  (0.19)     $  0.03  $  (0.39)
                                                       --------     --------     --------   -------
                                                       --------     --------     --------   -------
       Weighted average shares outstanding:
            Basic                                         9,193        8,596        9,164     8,422
                                                       --------     --------     --------   -------
                                                       --------     --------     --------   -------
            Diluted                                       9,834        8,596        9,639     8,422
                                                       --------     --------     --------   -------
                                                       --------     --------     --------   -------



    The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (In thousands)
                                    (Unaudited)


                                                                  Nine months ended December 31,
                                                                  ------------------------------
                                                                     1997                 1996
                                                                   --------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $    254             $ (3,316)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
       Depreciation and amortization                                  2,843                2,097
       Acquired in-process research and development                       -                1,896
       Foreign currency transaction loss, net                            10                   43
  Changes in operating assets and liabilities:
    Accounts receivable                                              (1,803)                (784)
    Prepaid expenses and other assets                                  (404)                (735)
    Accounts payable and accrued expenses                              (567)                (132)
    Unearned revenue                                                  1,029                 (232)
                                                                   --------              -------
          Net cash provided by (used in) operating activities         1,362               (1,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                     -               (5,910)
    Sales of marketable securities                                        -                3,017
    Maturities of marketable securities                               1,700                1,200
    Capital expenditures for furniture, fixtures and equipment       (1,042)              (1,741)
    Capital expenditures for library costs                           (1,712)                (900)
    Net cash acquired in acquisition                                      -                  260
                                                                   --------              -------
          Net cash used in investing activities                      (1,054)              (4,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on subordinated debt                                          -                 (829)
   Principal payments on capital leases                                (352)                (510)
   Common stock offering costs                                            -                  (82)
   Proceeds from exercise of common stock options                       243                   84
                                                                   --------             --------
          Net cash used in financing activities                        (109)              (1,337)

   Effect of exchange rate changes on cash and cash equivalents         (25)                  14
                                                                   --------             --------
          Net increase (decrease) in cash and cash equivalents          174               (6,560)
   Cash and cash equivalents at beginning of period                   1,827               10,208
                                                                   --------             --------
   Cash and cash equivalents at end of period                      $  2,001             $  3,648
                                                                   --------             --------
                                                                   --------             --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for: Interest                                          $    103             $    151
                 Income taxes                                           125                   62
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Acquisition of equipment under capital lease obligations         $    319             $    693
  Acquisition of Symmetry Design Systems:
    Assets acquired and liabilities assumed, net of cash acquired  $      -             $ (2,421)
    Issuance of common stock                                              -                2,681
                                                                   --------             --------
       Net cash acquired in acquisition                            $      -             $    260


            The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


1. BASIS OF PRESENTATION

The unaudited financial information included herein for the nine months ended December 31, 1997 and 1996 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1997 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 1997, as included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998, or any portion thereof.

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

3.  NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128). This Statement supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company was required to adopt the provisions of SFAS 128 for the quarter ended December 31, 1997. As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted computations of earnings per share (in thousands, except for per share amounts).

                                                          Three Months Ended
                                      -----------------------------------------------------------
                                          December 31, 1997               December 31, 1996
                                      ---------------------------     ---------------------------
                                      Income            Per Share     Income            Per Share
                                      (Loss)    Shares    Amount      (Loss)    Shares    Amount
                                      ------    ------  ---------     ------    ------  ---------
Basic earnings per share
   Income (loss) available to
   shareholders                        $347      9,193      $0.04    $(1,675)    8,596     $(0.19)
                                                          -------
                                                          -------

Effect of dilutive securities
  Stock options and warrants             --        641                    --       --
                                      ------    ------               -------    ------

Diluted earnings per share
  Income (loss) available to
  shareholders                          $347     9,834      $0.04    $(1,675)    8,596     $(0.19)
                                      ------    ------    -------    -------    ------    -------
                                      ------    ------    -------    -------    ------    -------

                                                          Nine Months Ended
                                      ------------------------------------------------------------
                                          December 31, 1997               December 31, 1996
                                      ---------------------------    ----------------------------
                                      Income            Per Share    Income             Per Share
                                      (Loss)    Shares    Amount     (Loss)     Shares    Amount
                                      ------    ------  ---------    ------     ------   ---------
Basic earnings per share
  Income (loss) available to
  shareholders                          $254     9,164      $0.03    $(3,316)    8,422      $(0.39)
                                                          -------
                                                          -------
Effect of dilutive securities
  Stock options and warrants              --       475                    --       --
                                      ------    ------               -------    ------
Diluted earnings per share
  Income (loss) available to
  shareholders                          $254     9,639      $0.03    $(3,316)    8,422      $(0.39)
                                      ------    ------    -------    -------    ------   ---------
                                      ------    ------    -------    -------    ------   ---------

The adoption on SFAS 128 had no effect on previously reported loss per share amounts for the three and nine month periods ended December 31, 1996. In those periods, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. Losses were reported in both periods, and accordingly the denominator was equal to the weighted average outstanding shares with no consideration for common stock equivalents as they were anti-dilutive.

4.  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has not quantified the effect of adoption of SFAS 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems. The Company's core simulator product, Saber, was introduced in 1987. In addition to Saber, Analogy offers schematic capture and analysis tools and framework integration products providing interfaces to the design environments of major electronic design automation companies. The Company's fiscal year ends on March 31.

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

FORWARD LOOKING STATEMENTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. Like most high technology companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including those discussed below, those discussed in the Company's Annual Report on Form 10-K and those discussed elsewhere in this Report.

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the receipt and timing of significant orders, increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new or enhanced versions of the Company's products, seasonal factors, the mix of direct and indirect sales and general economic conditions, and the potential effect of the Asian financial crisis. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, results of operations may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Seasonal factors, particularly decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the aerospace, defense, automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period.

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:


                                       THREE MONTHS           THREE MONTHS
                                           ENDED                  ENDED
                                        DECEMBER 31,           DECEMBER 31,
                                           1997                    1996
                                    ------------------      -----------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product licenses                  $  4,511     57.5%      $  4,434   65.1%
  Service and other                    3,335     42.5          2,382   34.9
                                    --------    -----       --------  -----
      Total revenue                    7,846    100.0          6,816  100.0
Cost of revenue:
   Product licenses                      364      4.7            409    6.0
   Service and other                     669      8.5            629    9.2
                                    --------    -----       --------  -----
      Total cost of revenue            1,033     13.2          1,038   15.2
                                    --------    -----       --------  -----
Gross profit                           6,813     86.8          5,778   84.8
Operating expenses:
   Research and development            1,587     20.2          1,493   21.9
   Sales and marketing                 3,868     49.3          3,286   48.2
   General and administrative            727      9.3            584    8.6
   Amortization of intangibles            92      1.2             45    0.7
   Acquired in-process research
      and development                     --       --          1,896   27.8
                                    --------    -----       --------  -----
      Total operating expenses         6,274     80.0          7,304  107.2
                                    --------    -----       --------  -----
Operating income (loss)                  539      6.8         (1,526) (22.4)
Other expense, net                       (77)    (0.9)           (38)  (0.5)
                                    --------    -----       --------  -----
Income (loss) before income taxes        462      5.9         (1,564) (22.9)
Income tax expense                       115      1.5            111    1.7
                                    --------    -----       --------  -----
Net income (loss)                   $    347      4.4%      $ (1,675) (24.6)%
                                    --------    -----       --------  -----
                                    --------    -----       --------  -----

                                       NINE MONTHS            NINE MONTHS
                                           ENDED                  ENDED
                                        DECEMBER 31,           DECEMBER 31,
                                           1997                    1996
                                    ------------------      -----------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product licenses                  $  11,906    56.8%      $  9,987    59.5%
  Service and other                     9,068    43.2          6,804    40.5
                                    ---------   -----       --------   -----
      Total revenue                    20,974   100.0         16,791   100.0
Cost of revenue:
   Product licenses                     1,344     6.4          1,160     6.9
   Service and other                    2,205    10.5          1,640     9.8
                                    ---------   -----       --------   -----
      Total cost of revenue             3,549    16.9          2,800    16.7
                                    ---------   -----       --------   -----
Gross profit                           17,425    83.1         13,991    83.3
Operating expenses:
   Research and development             4,290    20.5          4,133    24.6
   Sales and marketing                 10,284    49.1          9,038    53.8
   General and administrative           2,151    10.2          1,941    11.5
   Amortization of intangibles            276     1.3             45     0.3
   Acquired in-process research
      and development                      --      --          1,896    11.3
                                    ---------   -----       --------   -----
      Total operating expenses         17,001    81.1         17,053   101.5
                                    ---------   -----       --------   -----
Operating income (loss)                   424     2.0         (3,062)  (18.2)
Other expense, net                        (83)   (0.4)           (29)   (0.2)
                                    ---------   -----       --------   -----
Income (loss) before income taxes         341     1.6         (3,091)  (18.4)
Income tax expense                         87     0.4            225     1.3
                                    ---------   -----       --------   -----
Net income (loss)                   $     254     1.2%      $ (3,316)  (19.7)%
                                    ---------   -----       --------   -----
                                    ---------   -----       --------   -----


THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL YEARS 1998 AND 1997

REVENUE

Total revenue increased 15.1% to $7.8 million in the third quarter of fiscal year 1998 from $6.8 million in the third quarter of fiscal year 1997, and increased 24.9% to $20.9 million in the first nine months of fiscal year 1998 from $16.8 million in the first nine months of fiscal year 1997. One customer accounted for 13% of total revenue in the third quarter of fiscal year 1998. No one customer accounted for 10% or more of total revenue in the first nine months of fiscal year 1998 and the third quarter or first nine months of fiscal years 1997.

Product license revenue increased 1.7% to $4.5 million in the third quarter of fiscal year 1998 from $4.4 million in the third quarter of fiscal year 1997, and increased 19.2% to $11.9 million in the first nine months of fiscal year 1998 from $10.0 million in the first nine months of fiscal year 1997. The increases were primarily attributable to continued customer acceptance of the Company's new SaberDesigner suite of products for the Windows NT operating system, increased penetration of products into the mixed-signal integrated circuit market and continued broadening of the Company's customer base.

Service and other revenue increased 40.0% to $3.3 million in the third quarter of fiscal year 1998 from $2.4 million in the third quarter of fiscal year 1997, and increased 33.3% to $9.1 million in the first nine months of fiscal year 1998 from $6.8 million in the first nine months of fiscal year 1997. The increases were due primarily to increased demand for the Company's maintenance and other services, growth in the Company's installed base; and revenues from the U.S.
Air Force under a $2.0 million modeling contract awarded during the first quarter of fiscal year 1997 and DARPA under a $1.3 million contract awarded in September 1996. The final models under the U.S. Air Force contract are expected to be delivered in the fourth quarter of fiscal year 1998, therefore, the Company does not expect significant revenues in the fourth quarter of fiscal year 1998 or beyond from this source. In addition, revenues from the NIST grant and the DARPA contract are expected to decline significantly in the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, as these awards near expiration. The Company expects to continue to grow its maintenance revenues and continues to seek additional modeling contracts to replace the U.S. Air Force contract. However, there can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will replaced.

Revenues recognized under these contracts were as follows
(dollars in thousands):


                               Three months ended     Nine months ended
                                 December 31,           December 31,
                                 1997    1996           1997     1996
                                 ----    ----          ------   ------
          NIST                   $130    $139          $  579   $  553
          U.S. Air Force          625      --           1,244      631
          DARPA                   228     118             743      238
                                 ----    ----          ------   ------
             Totals              $983    $257          $2,566   $1,422
                                 ----    ----          ------   ------
                                 ----    ----          ------   ------

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during the first nine months of fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 12.5% of total revenues in the first nine months of fiscal year 1998, and approximately 18.2% of total revenues in the first nine months of fiscal year 1997. While the cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have an adverse effect on the Company's business, financial condition and results of operations; the Company continues to broaden its customer base which it believes will lessen the effect of such project cancellations or reductions.

International revenue was $8.1 million (39% of total revenue) in the first nine months of fiscal year 1998 compared to $7.4 million (44% of total revenue) in the first nine months of fiscal year 1997. International revenue decreased as a percentage of total revenue primarily as a result of increased sales in the United States in fiscal year 1998. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. The Company is monitoring the Asian financial situation and the potential impact on its customers, and does not currently anticipate a significant impact from such crisis on its results of operations for fiscal year 1998.

COST OF REVENUE

Total cost of revenue was approximately $1.0 million in the third quarters of fiscal year 1998 and 1997, and increased 26.8% to $3.5 million in the first nine months of fiscal year 1998 from $2.8 million in the first nine months of fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 8.1% of product license revenue in the third quarter of fiscal year 1998 from 9.2% in the third quarter of fiscal year 1997, and decreased slightly to 11.3% of product license revenue in the first nine months of fiscal year 1998 from 11.6% in the first nine months of fiscal year

1997. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant, and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. Cost of service and other revenue decreased to 20.1% of service and other revenue in the third quarter of fiscal year 1998 from 26.4% in the third quarter of fiscal year 1997. This decrease was primarily attributable to increased engineering efforts, related to expanded testing and check-out procedures, expended in the third quarter of fiscal year 1997 on the U.S. Air Force B-2 modeling contract, which were not incurred during the third quarter of fiscal year 1998. In addition, maintenance revenue earned in the third quarter of fiscal year 1998 increased compared to maintenance revenue earned in the third quarter of fiscal 1997. Cost of service and other revenue increased slightly to 24.3% of service and other revenue in the first nine months of fiscal year 1998 from 24.1% of service and other revenue in the first nine months of fiscal year 1997. The NIST grant and the U.S. Air Force contract will be completed during the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, accordingly costs of services related to these contracts are not expected to be incurred beyond the first quarter of fiscal year 1999. Costs related to revenue under the DARPA contract are also expected to decrease significantly over the next three fiscal quarters, as the contract expires in October 1998.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 6.3% to $1.6 million in the third quarter of fiscal year 1998 from $1.5 million in the third quarter of fiscal year 1997, and increased 3.8% to $4.3 million in the first nine months of fiscal year 1998, from $4.1 million in the first nine months of fiscal year 1997. The increases were primarily attributable to increases in research and development personnel and increased salaries. As a percentage of total revenue, research and development costs decreased to 20.2% in the third quarter of fiscal year 1998 from 21.9% in the third quarter of fiscal year 1997, and decreased to 20.5% in the first nine months of fiscal year 1998 from 24.6% in the first nine months of fiscal year 1998, primarily as a result of increased revenue in fiscal year 1998.

The NIST grant and the U.S. Air Force contract will be completed during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, and the DARPA contract will expire in October 1998. These contracts and grant have provided contract modeling and research and development revenue to the Company, as described above under the headings "General" and "Revenue."

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel expenses for sales and marketing personnel, and advertising and public relations expenses. Sales and marketing expense increased 17.7% to $ 3.9 million in the third quarter of fiscal year 1998 from $3.3 million in the third quarter of fiscal year 1997, and increased 13.8% to $10.3 million in the first nine months of fiscal year 1998 from $9.0 million in the first nine months of fiscal year 1997. The increases primarily resulted from increases in sales commissions, personnel, salaries, travel, and the establishment of a new telemarketing function early in fiscal 1998. As a percentage of total revenue, sales and marketing expenses increased to 49.3% in the third quarter of fiscal year 1998 from 48.2% in the third quarter of fiscal year 1997, and decreased to 49.0% in the first nine months of fiscal year 1998 from 53.8% in the first nine months of fiscal year 1997, due to increased revenue in fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 24.5% to $727,000 in the third quarter of fiscal year 1998 compared to $584,000 in the third quarter of fiscal year 1997, and increased 10.8% to $2.2 million in the first nine months of fiscal year 1998 compared to $1.9 million in the first nine months of fiscal year 1997. The increases primarily resulted from increased depreciation related to the investment in application software and equipment associated with updating corporate information systems in fiscal year 1997 and general and administrative expenses of Symmetry Design Systems, Inc., which was acquired in November 1996. As a percentage of total revenue, general and administrative expenses increased to 9.3% in the third quarter of fiscal year 1998 from 8.6% in the third quarter of fiscal year, and decreased to 10.2% in the first nine months of fiscal year 1998 from 11.5% in the first nine months of fiscal year 1997, primarily due to increased revenue in fiscal year 1998. These changes were primarily as result of the above explanations, offset by increased revenue in fiscal year 1998.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net primarily consists of interest income on cash, cash equivalents and marketable securities offset by interest expense associated with capital leases and the effects of foreign currency transaction gains and losses. Other expense, net was $77,000 and $38,000 in the third quarter of fiscal years 1998 and 1997, respectively. Other expense, net was $83,000 and $29,000 in the first nine months of fiscal years 1998 and 1997, respectively. These changes were primarily attributable to reduced interest income resulting from a lower level of cash, cash equivalents and marketable securities held during the periods, offset by the effect of other individually insignificant items.

INCOME TAX EXPENSE (BENEFIT)

The Company provided for foreign income and withholding taxes of $161,000 and $225,000 in the first nine months of fiscal years 1998 and 1997, respectively. During fiscal year 1998 the Company recorded a benefit from the utilization of net operating loss carryforwards, which it believes will be realized in the fiscal year. The Company's effective tax rate is very sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases, accounts receivable financing and in March 1996, with an initial public offering of common stock which resulted in net proceeds to the Company of approximately $9.4 million.

Net cash provided by operating activities was $1.4 million in the first nine months of fiscal year 1998. This primarily resulted from net income for the period, adjustments for depreciation and amortization, and an increase in unearned revenue offset by an increase in accounts receivable, primarily attributable to increased sales levels.

Net cash used in investing activities was $1.1 million in the first nine months of fiscal year 1998, which primarily included capital expenditures for the upgrade of corporate information systems and capital expenditures associated with the investment in the Company's component and template model libraries, offset by maturities of investments in marketable securities.

Net cash used in financing activities was $109,000 in the first nine months of fiscal year 1998, which included payments on capital lease obligations, offset by proceeds from the exercise of stock options.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $3.0 million based on eligible accounts receivable and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 1%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 9, 1998. No amounts were outstanding under this facility at December 31, 1997.

The Company has a lease line of credit, which allows for the lease of up to $1,000,000 of computers and related equipment, under which $281,000 was outstanding at December 31, 1997. Amounts borrowed under the lease line of credit are to be repaid over 36 months. The lease line of credit expires March 31, 1998. In connection with the negotiation of the lease line of credit the Company issued warrants to purchase 10,000 shares of its common stock at $7.50 per share which expire on June 23, 2001.

The Company has made an assessment of the effect of the Year 2000 issue on its systems, equipment and software products. Based on this assessment, the Company believes that its software applications, operational programs and its software products will properly recognize calendar dates beginning in the Year 2000, and accordingly does not currently expect to incur material costs in connection with the Year 2000 issue.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has not quantified the effect of adoption of SFAS 130.

                         PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on July 22, 1997. The following matters were submitted to shareholders for their consideration:

      1. With respect to the two nominees for three-year terms as director identified in the Company's Proxy Statement; John H. Faehndrich received 6,506,138 votes and 875,093 votes were withheld and Martin Vlach received 6,069,649 votes and 1,311,582 votes were withheld.

      2. The amendments to the Company's Amended and Restated 1993 Stock Incentive Plan Incentive Plan were approved as follows: 6,235,499 shares were voted in favor, 1,084,771 shares were voted in opposition and 26,761 shares abstained.

      3. The appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending March 31, 1998 was ratified as follows:
     7,369,480 shares were voted in favor, 3,226 shares were voted in opposition and 8,525 shares abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit No.
     -----------
     27      Financial Data Schedule

(b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter and nine months ended December 31, 1997, under Item 5, was filed on January 27, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 1998


                              ANALOGY, INC.

                              By: /s/ GARY P. ARNOLD
                                  -------------------
                                  Gary P. Arnold
                                  Chairman of the Board, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)



                              By: /s/ TERRENCE A. RIXFORD
                                  -----------------------
                                  Terrence A. Rixford
                                  Vice President, Finance and Administration
                                  (Principal Financial Officer)