Form 10-Q/A
period 1997-06-30
ANALOGY INC
filed 1998-06-03
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                    FORM 10-Q/A
                                 AMENDMENT NO. 1 TO

[X]       QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: June 30, 1997
                                         OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

                          COMMISSION FILE NUMBER:  0-27752




                                   ANALOGY, INC.
               (Exact name of registrant as specified in its charter)

                 OREGON                                93-0892014
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)              Identification No.)


                                9205 SW GEMINI DRIVE
                              BEAVERTON, OREGON  97008
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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ANALOGY, INC.
                                    FORM 10-Q/A
                                       INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED AUGUST 11, 1997. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.



PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1997
and March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Consolidated Statements of Operations - Three Months
ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Statements of Cash Flows - Three Months
ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  4

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .  7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 13


                           PART I - FINANCIAL INFORMATION


                           ANALOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                         June 30,    March 31,
                                                           1997         1997
                                                        ---------    ---------
                                                      (As Restated)
ASSETS
  Current assets:
    Cash and cash equivalents                           $   4,155    $   1,827
     Marketable securities                                      -        1,697
     Accounts receivable                                    5,805        9,161
     Prepaid expenses                                       1,145          886
     Other assets, net                                        374          455
                                                        ---------    ---------
         Total current assets                              11,479       14,026

    Furniture, fixtures and equipment, net of
      accumulated depreciation and amortization
      of $6,278 and $5,833                                  4,257        4,280
    Library costs, net                                      2,982        2,729
    Other assets, net                                       1,003        1,095
                                                        ---------    ---------
                                                        $  19,721    $  22,130
                                                        ---------    ---------
                                                        ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable and accrued expenses              $     708    $   1,482
     Current portion of capital leases                        466          566
     Accrued salaries and benefits                          1,767        2,095
     Unearned revenue                                       5,536        5,812
                                                        ---------    ---------
      Total current liabilities                             8,477        9,955

   Non-current portion of capital leases                      499          499
   Other liabilities                                          353          359

  Shareholders' equity:
    Common stock, no par value, authorized 35,000
       shares; 9,135 and 9,118 shares issued and
       outstanding                                         17,160       17,124
    Foreign currency translation                             (173)        (155)
    Accumulated deficit                                    (6,595)      (5,652)
                                                        ---------    ---------
      Total shareholders' equity                           10,392       11,317
                                                        ---------    ---------
                                                        $  19,721    $  22,130
                                                        ---------    ---------
                                                        ---------    ---------

   The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                     Three months ended June 30,
                                                     ---------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                     (As Restated)
Revenue:
   Product licenses                                      $  2,751     $  2,670
   Service and other                                        2,461        2,046
                                                      -----------  -----------
       Total revenue                                        5,212        4,716

 Cost of revenue:
   Product licenses                                           551          377
   Service and other                                          584          485
                                                      -----------  -----------
       Total cost of revenue                                1,135          862
                                                      -----------  -----------

       Gross profit                                         4,077        3,854

 Operating expenses:
   Research and development                                 1,511        1,361
   Sales and marketing                                      3,088        2,738
   General and administrative                                 668          675
   Amortization of intangibles                                 92            -
                                                      -----------  -----------
         Total operating expenses                           5,359        4,774
                                                      -----------  -----------

        Operating loss                                     (1,282)        (920)

Other income, net                                              25            9
                                                      -----------  -----------
        Loss before income taxes                           (1,257)        (911)

Income tax benefit                                           (314)        (202)
                                                      -----------  -----------

        Net loss                                      $      (943) $      (709)
                                                      -----------  -----------
                                                      -----------  -----------

Net loss per common share                             $     (0.10) $      (.09)
                                                      -----------  -----------
                                                      -----------  -----------

Weighted average common shares outstanding                  9,127        8,311
                                                      -----------  -----------
                                                      -----------  -----------

    The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (In thousands)
                                    (Unaudited)


                                                                Three months ended June 30,
                                                                ---------------------------
                                                                   1997           1996
                                                                -----------    -----------
                                                               (As Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (943)       $  (709)
   Adjustments to reconcile net loss to net cash
     provided by(used in) operating activities:
      Depreciation and amortization                                     832            574
   Changes in operating assets and liabilities:
     Accounts receivable                                              3,303            578
     Prepaid expenses and other assets                                 (220)          (102)
     Accounts payable and accrued expenses                           (1,052)          (819)
     Unearned revenue                                                  (242)          (536)
                                                                -----------    -----------
           Net cash provided by (used in) operating activities        1,678         (1,014)
                                                                -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                    -         (5,910)
     Maturities of marketable securities                              1,700              -
     Capital expenditures for furniture, fixtures and equipment        (427)          (553)
     Capital expenditures for library costs                            (544)          (210)
                                                                -----------    -----------
           Net cash provided by (used in) investing activities          729         (6,673)
                                                                -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on subordinated debt                                         -           (769)
    Principal payments on capital lease obligations                    (101)          (179)
    Common stock offering costs                                           -            (68)
    Proceeds from sale of common stock                                   36              9
                                                                -----------    -----------
           Net cash used in financing activities                        (65)        (1,007)
                                                                -----------    -----------

Effect of exchange rate changes on cash and cash equivalents            (14)            (4)
                                                                -----------    -----------

           Net increase (decrease) in cash and cash equivalents       2,328         (8,698)

    Cash and cash equivalents at beginning of period                  1,827         10,208
                                                                -----------    -----------
    Cash and cash equivalents at end of period                  $     4,155    $     1,510
                                                                -----------    -----------
                                                                -----------    -----------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                   $        34    $        93
     Income taxes                                                         9             41
 SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
    Acquisition of equipment under capital lease obligations    $         -    $       257


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

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

In April 1998, the Company determined that revenue from products sold to a reseller previously recognized in the first quarter of fiscal year 1998 of $774,000, should more appropriately be recognized as revenue at the time the product is sold to the ultimate end user rather than to recognize revenue when it is sold to the reseller. Accordingly, the accompanying consolidated financial statements for the first quarter of fiscal year 1998 have been restated. The effect of this restatement was as follows:

                                                         Three months ended
                                                       -----------------------
           (In thousands, except per share amounts)         June 30, 1997
                                                       -----------------------
                                                       As reported   Restated
           Total revenues                              $    5,986  $    5,212
           Net loss                                    $     (410) $     (943)
           Diluted loss per share                      $    (0.04) $    (0.10)

           Accumulated deficit at June 30, 1997        $   (6,062) $   (6,595)

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

4.  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 1998, the Company determined that revenue from products sold to a reseller previously recognized in the first quarter of fiscal year 1998 of $774,000, should more appropriately be recognized as revenue at the time the product is sold to the ultimate end user rather than to recognize revenue when it is sold to the reseller. Accordingly, the accompanying consolidated financial statements for the first quarter of fiscal year 1998 have been restated. SEE
NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:


                                                          THREE MONTHS                 THREE MONTHS
                                                             ENDED                         ENDED
   STATEMENT OF OPERATIONS DATA:                         JUNE 30, 1997                 JUNE 30, 1996
                                                    ----------------------        ----------------------
                                                         (AS RESTATED)
   Revenue:
     Product licenses                               $  2,751           52.8  %    $  2,670           56.6  %
     Service and other                                 2,461           47.2          2,046           43.4
                                                    --------       --------       --------       --------
         Total revenue                                 5,212          100.0          4,716          100.0
   Cost of revenue:
      Product licenses                                   551           10.6            377            7.9
      Service and other                                  584           11.2            485           10.3
                                                    --------       --------       --------       --------
         Total cost of revenue                         1,135           21.8            862           18.2
                                                    --------       --------       --------       --------
   Gross profit                                        4,077           78.2          3,854           81.8
   Operating expenses:
      Research and development                         1,511           29.0          1,361           28.8
      Sales and marketing                              3,088           59.2          2,738           58.1
      General and administrative                         668           12.8            675           14.3
      Amortization of intangibles                         92            1.8              -              -
                                                    --------       --------       --------       --------
         Total operating expenses                      5,359          102.8          4,774          101.2
                                                    --------       --------       --------       --------
   Operating loss                                     (1,282)         (24.6)          (920)         (19.4)
   Other income, net                                      25             .5              9             .1
                                                    --------       --------       --------       --------
   Loss before income taxes                           (1,257)         (24.1)          (911)         (19.3)
   Income tax benefit                                   (314)          (6.0)          (202)          (4.2)
                                                    --------       --------       --------       --------
   Net loss                                         $   (943)         (18.1) %    $   (709)         (15.1) %
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

REVENUE

Total revenue increased 10.5% to $5.2 million in the first quarter of fiscal year 1998 from $4.7 million in the first quarter of fiscal year 1997. No one customer accounted for 10% or more of total revenue in the first quarters of fiscal year 1998 and 1997. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Product license revenue increased 3.0% to $2.8 million in the first quarter of fiscal year 1998 from $2.7 million in first quarter of fiscal year 1997.

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

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during the first quarters of fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 9.7% of total revenues in the first quarter of fiscal year 1998, and approximately 10.8% of total revenues in the first quarter of fiscal year 1997. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

International revenue was $2.7 million (52% of total revenue) in the first quarter of fiscal year 1998 compared to $1.9 million (41% of total revenue) in the first quarter of fiscal year 1997. International revenue increased primarily as a result of increased sales in Germany and Taiwan. The Company sells its products and services through its wholly-owned subsidiaries in Europe, and through distributors in Asia.

COST OF REVENUE

Total cost of revenue increased 31.7% to $1.1 million in the first quarter of fiscal year 1998 from $862,000 in the first quarter of fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue increased to 20.0% of product license revenue in the first quarter of fiscal year 1998 from 14.1% in the first quarter of fiscal year 1997, due primarily to increased amortization of model library costs, royalty payments, and commissions paid to a new sales agent Taiwan in the first quarter of fiscal year 1998 which were included in cost of product revenue in the quarter.

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

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 11.0% to $1.5 million in the first quarter of fiscal year 1998 from $1.4 million the first quarter of fiscal year 1997, primarily as a result of increased personnel. As a percentage of total revenue, research and development costs increased to 29.0% in the first quarter of fiscal year 1998 from 28.8% in the first quarter of fiscal year 1997.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 12.8% to $3.1 million in the first quarter of fiscal year 1998 from $2.7 million in the first quarter of fiscal year 1997. The increase primarily resulted from increases in personnel, salaries, related benefits, travel and training. Additionally, in the first quarter of fiscal year 1998 the Company established a new telemarketing division. As a percentage of total revenue, sales and marketing expenses increased to 59.2% in the first quarter of fiscal year 1998 from 58.1% in the first quarter of fiscal year 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses remained relatively flat at $668,000 in the first quarter of fiscal year 1998 compared to $675,000 in the first quarter of fiscal year 1997. As a percentage of total revenue, general and administrative expenses decreased to 12.8% in the first quarter of fiscal year 1998 from 14.3% in the first quarter of fiscal year 1997 primarily due to increased revenue in the first quarter of fiscal year 1998.

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

BENEFIT FROM INCOME TAXES

The Company provided for foreign withholding taxes of $30,000 and $26,000 in the first quarters of fiscal years 1998 and 1997, respectively. In the first quarter of fiscal year 1998 the Company recorded a benefit from the utilization of net operating loss carryforwards of $344,000, which it believes will be realized in the fiscal year.


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

     EXHIBIT NO.
     -----------
          27        Financial Data Schedule, as restated

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 1, 1998


                              ANALOGY, INC.

                              By:/s/ GARY P. ARNOLD
                                 ------------------
                                Gary P. Arnold
                                Chairman of the Board, President
                                and Chief Executive Officer
                                 (Principal Executive Officer)



                              By: /s/ TERRENCE A. RIXFORD
                                  -----------------------
                                Terrence A. Rixford
                                Vice President, Finance and Administration
                                (Principal Financial Officer)