Form 10-Q/A
period 1997-09-30
ANALOGY INC
filed 1998-06-03
CIK 893573

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

                                    ANALOGY, INC.
                                     FORM 10-Q/A
                                        INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED NOVEMBER 12, 1997. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.



PART I - FINANCIAL INFORMATION                                         PAGE
------------------------------                                         ----
Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1997
and March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - Three Months and
Six Months ended September 30, 1997 and 1996. . . . . . . . . . . . . . . .3

Consolidated Statements of Cash Flows - Six Months
ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .4

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . .7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .14


                            PART I - FINANCIAL INFORMATION


                            ANALOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                            September 30,              March 31,
                                                                1997                     1997
                                                           ---------------          ---------------
                                                            (As Restated)
ASSETS
  Current assets:
    Cash and cash equivalents                               $  3,113                  $  1,827
     Marketable securities                                        --                     1,697
     Accounts receivable                                       6,812                     9,161
     Prepaid expenses                                          1,060                       886
     Other assets, net                                           554                       455
                                                             -------                   -------
        Total current assets                                  11,539                    14,026

  Furniture, fixtures and equipment, net of accumulated
    depreciation and amortization of $6,872 and $5,833         4,109                     4,280
  Library costs, net                                           3,248                     2,729
  Other assets, net                                              919                     1,095
                                                             -------                   -------
                                                            $ 19,815                  $ 22,130
                                                             -------                   -------
                                                             -------                   -------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued expenses                   $    535                  $  1,482
    Current portion of capital leases                            334                       566
    Accrued salaries and benefits                              1,931                     2,095
    Unearned revenue                                           5,483                     5,812
                                                             -------                   -------
     Total current liabilities                                 8,283                     9,955

 Non-current portion of capital leases                           544                       499
 Other liabilities                                               347                       359

Shareholders' equity:
  Common stock, no par value, authorized 35,000 shares;
  9,192 and 9,118 shares issued and outstanding               17,355                    17,124
  Foreign currency translation                                  (174)                     (155)
  Accumulated deficit                                         (6,540)                   (5,652)
                                                             -------                   -------
    Total shareholders' equity                                10,641                    11,317
                                                             -------                   -------
                                                            $ 19,815                  $ 22,130
                                                             -------                   -------
                                                             -------                   -------



The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                                                            Three months ended                          Six months ended
                                                               September 30,                              September 30,
                                                   -----------------------------------        ------------------------------------
                                                        1997                 1996                  1997                  1996
                                                   --------------       --------------        -------------       ----------------
                                                    (As Restated)                             (As Restated)
Revenue:
   Product licenses                                $        3,470       $        2,882        $       6,221        $       5,553
   Service and other                                        3,272                2,377                5,733                4,422
                                                    --------------       --------------         -------------       -------------
    Total revenue                                           6,742                5,259               11,954                9,975

Cost of revenue:
   Product licenses                                           429                  374                  980                  751
   Service and other                                          952                  525                1,536                1,011
                                                    --------------       --------------         -------------       -------------
    Total cost of revenue                                   1,381                  899                2,516                1,762
                                                    --------------       --------------         -------------       -------------

    Gross profit                                            5,361                4,360                9,438                8,213

Operating expenses:
   Research and development                                 1,192                1,278                2,703                2,640
   Sales and marketing                                      3,216                3,015                6,304                5,752
   General and administrative                                 756                  682                1,424                1,357
   Amortization of intangibles                                 92                   --                  184                   --
                                                    --------------       --------------         -------------       -------------
    Total operating expenses                                5,256                4,975               10,615                9,749
                                                    --------------       --------------         -------------       -------------

    Operating income (loss)                                   105                (615)               (1,177)              (1,536)

Other income (expense), net                                   (31)                 (1)                   (6)                   9
                                                    --------------       --------------         -------------       -------------
    Income (loss) before income
     taxes                                                     74                (616)               (1,183)              (1,527)

Income tax expense (benefit)                                   19                 316                  (295)                 114
                                                    --------------       --------------         -------------       -------------

    Net income (loss)                              $           55       $        (932)         $       (888)       $      (1,641)
                                                    --------------       --------------         -------------       -------------
                                                    --------------       --------------         -------------       -------------

Net income (loss) per share                        $         0.01       $       (0.11)         $      (0.10)       $       (0.20)
                                                    --------------       --------------         -------------       -------------
                                                    --------------       --------------         -------------       -------------

Shares used in per share calculations                       9,808               8,356                 9,149                8,334
                                                    --------------       --------------         -------------       -------------
                                                    --------------       --------------         -------------       -------------



The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (In thousands)
                                     (Unaudited)

                                                                                       Six months ended September 30,
                                                                                       ------------------------------
                                                                                           1997              1996
                                                                                       -------------    -------------
                                                                                       (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $    (888)        $  (1,641)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                           1,845             1,225
  Changes in operating assets and liabilities:
   Accounts receivable                                                                     2,271              (134)
   Prepaid expenses and other assets                                                        (216)              (85)
   Accounts payable and accrued expenses                                                  (1,181)             (697)
   Unearned revenue                                                                         (264)              (44)
                                                                                        --------          --------
     Net cash provided by (used in) operating activities                                   1,567            (1,376)
                                                                                        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                           --            (5,910)
  Maturities of marketable securities                                                      1,700             1,000
  Capital expenditures for furniture, fixtures and equipment                                (819)           (1,156)
  Capital expenditures for library costs                                                  (1,131)             (559)
                                                                                        --------          --------
     Net cash used in investing activities                                                  (250)           (6,625)
                                                                                        --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on subordinated debt                                                               --              (829)
  Principal payments on capital lease obligations                                           (250)             (353)
  Common stock offering costs                                                                 --               (75)
  Proceeds from exercise of stock options and warrants                                       231                72
                                                                                        --------          --------
     Net cash used in financing activities                                                   (19)           (1,185)
                                                                                        --------          --------

Effect of exchange rate changes on cash and cash equivalents                                 (12)               (7)
                                                                                        --------          --------

     Net increase (decrease) in cash and cash equivalents                                  1,286            (9,193)

   Cash and cash equivalents at beginning of period                                        1,827            10,208
                                                                                        --------          --------
   Cash and cash equivalents at end of period                                          $   3,113         $   1,015
                                                                                        --------          --------
                                                                                        --------          --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
  Interest                                                                              $     68        $      116
  Income taxes                                                                               158               138
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Acquisition of equipment under capital lease obligations                              $     63        $      257



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

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PRIOR PERIODS

In April 1998, the Company determined that revenue from products sold to a reseller previously recognized in the first and second quarters of fiscal 1998 of $774,000 and $400,000, respectively, should more appropriately be recognized as revenue at the time the product is sold to the ultimate end user rather than to recognize the revenue when it is sold to the reseller. Accordingly, the results of operations for the first and second quarters of fiscal year 1998 have been restated. The effect of this restatement was as follows:


(in thousands, except per share amounts)                    Three months ended                        Six months ended
                                                            September 30, 1997                       September 30, 1997
                                                    ----------------------------------        ----------------------------------
                                                    As reported               Restated        As reported             Restated
Total revenues                                      $     7,142              $   6,742        $     13,128          $    11,954
Net income (loss)                                   $       317              $      55        $        (93)         $      (888)
Diluted income (loss) per share                     $      0.03              $    0.01        $      (0.01)         $     (0.10)

Accumulated deficit at Sept. 30, 1997               $    (5,745)             $  (6,540)       $     (5,745)         $    (6,540)



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

In April 1998, the Company determined that revenue from products sold to a reseller previously recognized in the first and second quarters of fiscal 1998 of $774,000 and $400,000, respectively, should more appropriately be recognized as revenue at the time the product is sold to the ultimate end user rather than to recognize the revenue when it is sold to the reseller. Accordingly, the results of operations for the first and second quarters of fiscal year 1998 have been restated. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue (dollars in thousands):

                                                            THREE MONTHS                                THREE MONTHS
                                                                ENDED                                      ENDED
STATEMENT OF OPERATIONS DATA:                               SEPTEMBER 30,                               SEPTEMBER 30,
                                                                 1997                                        1996
                                                      ---------------------------              ---------------------------
                                                            (AS RESTATED)
Revenue:
  Product licenses                                   $      3,470          51.5  %            $       2,882           54.8 %
  Service and other                                         3,272          48.5                       2,377           45.2
                                                      ------------  ------------               ------------   ------------
      Total revenue                                         6,742         100.0                       5,259          100.0
Cost of revenue:
   Product licenses                                           429           6.4                         374            7.1
   Service and other                                          952          14.1                         525           10.0
                                                      ------------  ------------               ------------   ------------
      Total cost of revenue                                 1,381          20.5                         899           17.1
                                                      ------------  ------------               ------------   ------------
Gross profit                                                5,361          79.5                       4,360           82.9
Operating expenses:
   Research and development                                 1,192          17.7                       1,278           24.3
   Sales and marketing                                      3,216          47.7                       3,015           57.3
   General and administrative                                 756          11.2                         682           13.0
   Amortization of intangibles                                 92           1.4                          --             --
                                                      ------------  ------------               ------------   ------------
      Total operating expenses                              5,256          78.0                       4,975           94.6
                                                      ------------  ------------               ------------   ------------
Operating income (loss)                                       105           1.5                        (615)         (11.7)
Other expense, net                                            (31)         (0.4)                         (1)            --
                                                      ------------  ------------               ------------   ------------
Income (loss) before income taxes                              74           1.1                        (616)         (11.7)
Income tax expense                                             19           0.3                         316            6.0
                                                      ------------  ------------               ------------   ------------
Net income (loss)                                    $         55           0.8  %            $        (932)         (17.7)%
                                                      ------------  ------------               ------------   ------------
                                                      ------------  ------------               ------------   ------------

                                                              SIX MONTHS                                  SIX MONTHS
                                                                ENDED                                       ENDED
STATEMENT OF OPERATIONS DATA:                                SEPTEMBER 30,                               SEPTEMBER 30,
                                                                 1997                                        1996
                                                      ----------------------------               ----------------------------
                                                             (AS RESTATED)
Revenue:
  Product licenses                                   $       6,221          52.0  %              $      5,553           55.7 %
  Service and other                                          5,733          48.0                        4,422           44.3
                                                      -------------   ------------                ------------   ------------
      Total revenue                                         11,954         100.0                        9,975          100.0
Cost of revenue:
   Product licenses                                            980           8.2                          751            7.5
   Service and other                                         1,536          12.8                        1,011           10.2
                                                      -------------   ------------                ------------   ------------
      Total cost of revenue                                  2,516          21.0                        1,762           17.7
                                                      -------------   ------------                ------------   ------------
Gross profit                                                 9,438          79.0                        8,213           82.3
Operating expenses:
   Research and development                                  2,703          22.6                        2,640           26.5
   Sales and marketing                                       6,304          52.8                        5,752           57.6
   General and administrative                                1,424          11.9                        1,357           13.6
   Amortization of intangibles                                 184           1.5                           --             --
                                                      -------------   ------------                ------------   ------------
      Total operating expenses                              10,615          88.8                        9,749           97.7
                                                      -------------   ------------                ------------   ------------
Operating loss                                              (1,177)         (9.8)                      (1,536)         (15.4)
Other (expense) income, net                                     (6)         (0.1)                           9            0.1
                                                      -------------   ------------                ------------   ------------
Loss before income taxes                                    (1,183)         (9.9)                      (1,527)         (15.3)
Income tax (benefit) expense                                  (295)         (2.5)                         114            1.2
                                                      -------------   ------------                ------------   ------------
Net loss                                             $        (888)         (7.4) %              $     (1,641)         (16.5)%
                                                      -------------   ------------                ------------   ------------
                                                      -------------   ------------                ------------   ------------



SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL YEARS 1998 AND 1997

REVENUE

Total revenue increased 28.2% to $6.7 million in the second quarter of fiscal year 1998 from $5.3 million in the second quarter of fiscal year 1997, and increased 19.8% to $12.0 million in the first six months of fiscal year 1998 from $10.0 in the first six months of fiscal year 1997. No one customer accounted for 10% or more of total revenue in the second quarter or first six months of fiscal years 1998 and 1997. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Product license revenue increased 20.4% to $3.5 million in the second quarter of fiscal year 1998 from $2.9 million in the second quarter of fiscal year 1997, and increased 12.0% to $6.2 million in the first six months of fiscal year 1998 from $5.6 million in the first six months of fiscal year 1997. The increases were primarily attributable to continued customer acceptance of the Company's new SaberDesigner suite of products for the Windows NT operating system and continued broadening of the Company's customer base.

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



In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during the first six months of fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 13.3% of total revenues in the first six months of fiscal year 1998, and approximately 17.2% of total revenues in the first six months of fiscal year 1997. Revenues received under the DARPA contract in the second quarter of fiscal year 1998 included a one time adjustment to the cost sharing provisions which resulted in an increase in revenue of $250,000. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

International revenue was $5.4 million (45% of total revenue) in the first six months of fiscal year 1998 compared to $4.3 million (43% of total revenue) in the first six months of fiscal year 1997. International revenue decreased as a percentage of total revenue primarily as a result of increased sales in the United States in the second quarter of fiscal year 1998. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia.

COST OF REVENUE

Total cost of revenue increased 53.6% to $1.4 million in the second quarter of fiscal year 1998 from $899,000 in the second quarter of fiscal year 1997, and increased 42.8% to $2.5 million in the first six months of fiscal year 1998 from $1.8 million in the first six months of fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 12.4% of product license revenue in the second quarter of fiscal year 1998 from 13.0% in the second quarter of fiscal year 1997, and increased to 15.8% of product license revenue in the first six months of fiscal year 1998 from 13.5% in the first six months of fiscal year 1998. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

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

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses decreased 6.7% to $1.2 million in the second quarter of fiscal year 1998 from $1.3 million in the second quarter of fiscal year 1997, and increased 2.4% to $2.7 million in the first six months of fiscal year 1998, from $2.6 million in the first six months of fiscal year 1997. As a percentage of total revenue, research and development costs decreased to 17.7% in the second quarter of fiscal year 1998 from 24.3% in the second quarter of fiscal year 1997, and decreased to 22.6% in the first six months of fiscal year 1998 from 26.5% in the first six months of fiscal year 1998. The decreases were primarily due to allocation of expense from research and development to cost of service and other revenue for work performed under government contracts during the second quarter of fiscal year 1998, and due to increased revenue in the second quarter and first six months of fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel. Sales and marketing expense increased 6.7% to $3.2 million in the second quarter of fiscal year 1998 from $3.0 million in the second quarter of fiscal year 1997, and increased 9.6% to $6.3 million in the first six months of fiscal year 1998 from $5.8 million in the first six months of fiscal year 1997. The increases primarily resulted from increases in sales commissions, personnel, salaries, related benefits, travel and training. Additionally, in the first quarter of fiscal year 1998 the Company established a new telemarketing division. As a percentage of total revenue, sales and marketing expenses decreased to 47.7% in the second quarter of fiscal year 1998 from 57.3% in the second quarter of fiscal year 1997, and decreased to 52.8% in the first six months of fiscal year 1998 from 57.6% in the first six months of fiscal year 1997, due to increased revenue in the second quarter and first six months of fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 10.9% to $756,000 in the second quarter of fiscal year 1998 compared to $682,000 in the second quarter of fiscal year 1997, and increased 4.9% to $1.4 million in the first six months of fiscal year 1998 compared to $1.36 million in the first six months of fiscal year 1997. The increases primarily resulted from expenses of Symmetry Design Systems, Inc., which was acquired in November 1996. As a percentage of total revenue, general and administrative expenses decreased to 11.2% in the second quarter of fiscal year 1998 from 13.0% in the second quarter of fiscal year 1997, and decreased to 11.9% in the first six months of fiscal year 1998 from 13.6% in the first six months of fiscal year 1997, primarily due to increased revenue in the second quarter and first six months of fiscal year 1998.

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

INCOME TAX EXPENSE (BENEFIT)

The Company provided for foreign income and withholding taxes of $158,000 and $114,00 in the first six months of fiscal years 1998 and 1997, respectively. In the first six months of fiscal year 1998 the Company recorded a benefit from the utilization of net operating loss carryforwards of $453,000, which it believes will be realized in the fiscal year. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business.

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




                             PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     EXHIBIT NO.
     11     Computation of per share earnings, as restated
     27     Financial Data Schedule, as restated

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

Dated: June 1, 1998


                              ANALOGY, INC.

                              By:/s/ GARY P. ARNOLD
                                 ------------------
                               Gary P. Arnold
                               Chairman of the Board, President
                               and Chief Executive Officer
                               (Principal Executive Officer)



                              By:/s/ TERRENCE A. RIXFORD
                                 -----------------------
                               Terrence A. Rixford
                               Vice President, Finance and Administration
                               (Principal Financial Officer)