Form 10-Q/A
period 1997-12-31
ANALOGY INC
filed 1998-06-03
CIK 893573

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

                                   ANALOGY, INC.
                                    FORM 10-Q/A
                                       INDEX

THIS REPORT ON FORM 10-Q/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997, AND AMENDS, IN ITS ENTIRETY, PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF SUCH REPORT AS ORIGINALLY FILED FEBRUARY 12, 1998. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH AMENDMENTS.


PART I - FINANCIAL INFORMATION                                                        PAGE

Item 1.  Financial Statements:

              Consolidated Balance Sheets - December 31, 1997
              and March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

              Consolidated Statements of Operations - Three Months and Nine Months
              Ended December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .3

              Consolidated Statements of Cash Flows - Nine Months
              Ended December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .4

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .14

                           ANALOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                               December 31,     March 31,
                                                                   1997           1997
                                                               ------------   ------------
                                                               (As Restated)
ASSETS
  Current assets:
    Cash and cash equivalents                                     $   2,001      $   1,827
    Marketable securities                                                --          1,697
    Accounts receivable                                               9,510          9,161
    Prepaid expenses                                                  1,249            886
    Other assets, net                                                   483            455
                                                               ------------   ------------
         Total current assets                                        13,243         14,026

    Furniture, fixtures and equipment, net of accumulated
      depreciation and amortization of $7,499 and $5,833              3,960          4,280
    Library costs, net                                                3,549          2,729
    Other assets, net                                                   826          1,095
                                                               ------------   ------------
                                                                  $  21,578      $  22,130
                                                               ------------   ------------
                                                               ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                              $     771      $   1,482
    Current portion of capital leases                                   310            566
    Accrued salaries and benefits                                     2,109          2,095
    Unearned revenue                                                  6,598          5,812
                                                               ------------   ------------
      Total current liabilities                                       9,788          9,955

   Non-current portion of capital leases                                722            499
   Other liabilities                                                    117            359

  Shareholders' equity:
    Common stock, no par value, authorized 35,000 shares;
       9,194 and 9,118 shares issued and outstanding                 17,367         17,124
    Foreign currency translation                                       (223)          (155)
    Accumulated deficit                                              (6,193)        (5,652)
                                                               ------------   ------------
      Total shareholders' equity                                     10,951         11,317
                                                               ------------   ------------
                                                                  $  21,578      $  22,130
                                                               ------------   ------------
                                                               ------------   ------------



          The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                  Three months ended            Nine months ended
                                                     December 31,                  December 31,
                                              ------------------------      ------------------------
                                                 1997           1996           1997           1996
                                               --------       --------       --------       --------
                                                                           (As Restated)
 Revenue:
    Product licenses                          $   4,511      $   4,434      $  10,732      $   9,987
    Service and other                             3,335          2,382          9,068          6,804
                                               --------       --------       --------       --------
       Total revenue                              7,846          6,816         19,800         16,791

 Cost of revenue:

    Product licenses                                364            409          1,344          1,160
    Service and other                               669            629          2,205          1,640
                                               --------       --------       --------       --------
       Total cost of revenue                      1,033          1,038          3,549          2,800
                                               --------       --------       --------       --------

       Gross profit                               6,813          5,778         16,251         13,991

 Operating expenses:
    Research and development                      1,587          1,493          4,290          4,133
    Sales and marketing                           3,868          3,286         10,172          9,038
    General and administrative                      727            584          2,151          1,941
    Amortization of intangibles                      92             45            276             45
    Acquired in-process research
      and development                                --          1,896             --          1,896
                                               --------       --------       --------       --------
       Total operating expenses                   6,274          7,304         16,889         17,053
                                               --------       --------       --------       --------

       Operating income (loss)                      539         (1,526)          (638)        (3,062)

 Other expense, net                                 (77)           (38)           (83)           (29)
                                               --------       --------       --------       --------
       Income (loss) before income
          taxes                                     462         (1,564)          (721)        (3,091)

 Income tax expense                                 115            111           (180)           225
                                               --------       --------       --------       --------

       Net income (loss)                      $     347      $  (1,675)     $    (541)     $  (3,316)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

 Basic and diluted net income (loss)
       per share                              $    0.04      $   (0.19)     $   (0.06)     $   (0.39)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

 Weighted average shares outstanding:
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
      Basic                                       9,193          8,596          9,164          8,422
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
      Diluted                                     9,834          8,596          9,164          8,422
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------



          The accompanying notes are an integral part of these consolidated financial statements.

                            ANALOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (In thousands)
                                     (Unaudited)

                                                                            Nine months ended December 31,
                                                                          ---------------------------------
                                                                               1997               1996
                                                                          -------------       -------------
                                                                          (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $    (541)          $  (3,316)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                              2,843               2,097
     Acquired in-process research and development                                   -               1,896
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (477)               (784)
    Prepaid expenses and other assets                                            (404)               (735)
    Accounts payable and accrued expenses                                        (936)                (89)
    Unearned revenue                                                              877                (232)
                                                                             ---------           ---------
      Net cash provided by (used in) operating activities                       1,362              (1,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                 -              (5,910)
  Sales of marketable securities                                                    -               3,017
  Maturities of marketable securities                                           1,700               1,200
  Capital expenditures for furniture, fixtures and equipment                   (1,042)             (1,741)
  Capital expenditures for library costs                                       (1,712)               (900)
  Net cash acquired in acquisition                                                  -                 260
                                                                             ---------           ---------
     Net cash used in investing activities                                     (1,054)             (4,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on subordinated debt                                                     -                (829)
  Principal payments on capital leases                                           (352)               (510)
  Common stock offering costs                                                       -                 (82)
  Proceeds from exercise of common stock options                                  243                  84
                                                                             ---------           ---------
     Net cash used in financing activities                                       (109)             (1,337)

  Effect of exchange rate changes on cash and cash equivalents                    (25)                 14
                                                                             ---------           ---------
     Net increase (decrease) in cash and cash equivalents                         174              (6,560)
  Cash and cash equivalents at beginning of period                              1,827              10,208
                                                                             ---------           ---------
  Cash and cash equivalents at end of period                                $   2,001           $   3,648
                                                                             ---------           ---------
                                                                             ---------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for: Interest                                                   $     103           $     151
                 Income taxes                                                     125                  62

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Acquisition of equipment under capital lease obligations                  $     319           $     693
  Acquisition of Symmetry Design Systems:
   Assets acquired and liabilities assumed, net of cash acquired            $       -           $  (2,421)
   Issuance of common stock                                                         -               2,681
                                                                             ---------           ---------
     Net cash acquired in acquisition                                       $       -           $     260

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

                                                    Nine Months Ended
 (In thousands, except per share amounts)           September 30, 1997
                                                --------------------------
                                                 As reported  Restated
 Total revenues                                   $ 20,974    $ 19,800
 Net income (loss)                                $    254    $   (541)
 Diluted income (loss) per share                  $   0.03    $  (0.06)

 Accumulated deficit at Dec. 31, 1997             $ (5,398)   $ (6,193)

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

                                                              Three Months Ended
                                 ------------------------------------------------------------------------------
                                          December 31, 1997                        December 31, 1996
                                          -----------------                        -----------------
                                    Income               Per Share          Income                 Per Share
Basic earnings per share            (Loss)     Shares     Amount            (Loss)     Shares       Amount
                                    ------     ------     ------            ------     ------       ------
  Income (loss) available to
  shareholders                       $347       9,193      $0.04           $(1,675)     8,596       $(0.19)
                                                         --------                                 ----------
                                                         --------                                 ----------
Effect of dilutive securities
  Stock options and warrants           --         641                           --         --
                                  --------    --------                   -----------  --------
Diluted earnings per share
  Income (loss) available to
  shareholders                       $347       9,834      $0.04           $(1,675)     8,596       $(0.19)
                                  --------    --------   --------        -----------  --------    ----------
                                  --------    --------   --------        -----------  --------    ----------


                                                              Nine Months Ended
                                 ------------------------------------------------------------------------------
                                          December 31, 1997                        December 31, 1996
                                          -----------------                        -----------------
                                            (As Restated)
                                    Income                Per Share         Income                 Per Share
Basic earnings per share            (Loss)     Shares      Amount           (Loss)     Shares       Amount
                                    ------     ------      ------           ------     ------       ------
  Loss available to
  shareholders                      $(541)      9,164     $(0.06)          $(3,316)     8,422       $(0.39)
                                                         --------                                 ----------
                                                         --------                                 ----------
Effect of dilutive securities
  Stock options and warrants           --          --                           --         --
                                  --------    --------                   -----------  --------
Diluted earnings per share
  Loss available to
  shareholders                      $(541)      9,164     $(0.06)          $(3,316)     8,422       $(0.39)
                                  --------    --------   --------        -----------  --------    ----------
                                  --------    --------   --------        -----------  --------    ----------

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

5.  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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


RESULTS OF OPERATIONS

The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:

                                          THREE MONTHS             THREE MONTHS
                                             ENDED                    ENDED
                                          DECEMBER 31,             DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                 1997                     1996
                                       -------------------      -------------------
 Revenue:
  Product licenses                    $   4,511      57.5  %   $   4,434      65.1  %
  Service and other                       3,335      42.5          2,382      34.9
                                       ---------   -------      ---------   -------
    Total revenue                         7,846     100.0          6,816     100.0
 Cost of revenue:
   Product licenses                         364       4.7            409       6.0
   Service and other                        669       8.5            629       9.2
                                       ---------   -------      ---------   -------
    Total cost of revenue                 1,033      13.2          1,038      15.2
                                       ---------   -------      ---------   -------
 Gross profit                             6,813      86.8          5,778      84.8
 Operating expenses:
   Research and development               1,587      20.2          1,493      21.9
   Sales and marketing                    3,868      49.3          3,286      48.2
   General and administrative               727       9.3            584       8.6
   Amortization of intangibles               92       1.2             45       0.7
   Acquired in-process research
    and development                          --        --          1,896      27.8
                                       ---------   -------      ---------   -------
    Total operating expenses              6,274      80.0          7,304     107.2
                                       ---------   -------      ---------   -------
 Operating income (loss)                    539       6.8         (1,526)    (22.4)
 Other expense, net                         (77)     (0.9)           (38)     (0.5)
                                       ---------   -------      ---------   -------
 Income (loss) before income taxes          462       5.9         (1,564)    (22.9)
 Income tax expense                         115       1.5            111       1.7
                                       ---------   -------      ---------   -------
 Net income (loss)                    $     347       4.4  %   $  (1,675)    (24.6)  %
                                       ---------   -------      ---------   -------
                                       ---------   -------      ---------   -------

                                          NINE MONTHS              NINE MONTHS
                                             ENDED                    ENDED
                                          DECEMBER 31,             DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                 1997                     1996
                                       -------------------      -------------------
                                         (AS RESTATED)
 Revenue:
  Product licenses                    $  10,732      54.2  %   $   9,987      59.5  %
  Service and other                       9,068      45.8          6,804      40.5
                                       ---------   -------      ---------   -------
    Total revenue                        19,800     100.0         16,791     100.0
 Cost of revenue:
  Product licenses                        1,344       6.8          1,160       6.9
  Service and other                       2,205      11.1          1,640       9.8
                                       ---------   -------      ---------   -------
    Total cost of revenue                 3,549      17.9          2,800      16.7
                                       ---------   -------      ---------   -------
 Gross profit                            16,251      82.1         13,991      83.3
 Operating expenses:
  Research and development                4,290      21.7          4,133      24.6
  Sales and marketing                    10,172      51.4          9,038      53.8
  General and administrative              2,151      10.8          1,941      11.5
  Amortization of intangibles               276       1.4             45       0.3
  Acquired in-process research
    and development                          --        --          1,896      11.3
                                       ---------   -------      ---------   -------
    Total operating expenses             16,889      85.3         17,053     101.5
                                       ---------   -------      ---------   -------
 Operating income (loss)                   (638)     (3.2)        (3,062)    (18.2)
 Other expense, net                         (83)     (0.4)           (29)     (0.2)
                                       ---------   -------      ---------   -------
 Income (loss) before income taxes         (721)     (3.6)        (3,091)    (18.4)
 Income tax expense                        (180)     (0.9)           225       1.3
                                       ---------   -------      ---------   -------
 Net income (loss)                    $    (541)     (2.7)  %  $  (3,316)    (19.7)  %
                                       ---------   -------      ---------   -------
                                       ---------   -------      ---------   -------


THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL YEARS 1998 AND 1997

REVENUE

Total revenue increased 15.1% to $7.8 million in the third quarter of fiscal year 1998 from $6.8 million in the third quarter of fiscal year 1997, and increased 17.9% to $19.8 million in the first nine months of fiscal year 1998 from $16.8 million in the first nine months of fiscal year 1997. One customer accounted for 13% of total revenue in the third quarter of fiscal year 1998. No one customer accounted for 10% or more of total revenue in the first nine months of fiscal year 1998 and the third quarter or first nine months of fiscal years 1997. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Product license revenue increased 1.7% to $4.5 million in the third quarter of fiscal year 1998 from $4.4 million in the third quarter of fiscal year 1997, and increased 7.5% to $10.7 million in the first nine months of fiscal year 1998 from $10.0 million in the first nine months of fiscal year 1997. The increases were primarily attributable to continued customer acceptance of the Company's new SaberDesigner suite of products for the Windows NT operating system, increased penetration of products into the mixed-signal integrated circuit market and continued broadening of the Company's customer base.

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

Revenues recognized under these contracts were as follows (dollars in thousands):

                                   Three months ended       Nine months ended
                                      December 31,             December 31,
                                     1997         1996        1997         1996
                                     ----         ----        ----         ----
   NIST                              $130         $139      $  579         $553
   U.S. Air Force                     625           --       1,244          631
   DARPA                              228          118         743          238


In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during the first nine months of fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 13.0% of total revenues in the first nine months of fiscal year 1998, and approximately 18.2% of total revenues in the first nine months of fiscal year 1997. While the cancellation or reduction of projects being undertaken by the U.S. government requiring products or services of the type provided by the Company, or the Company's failure to obtain awards of such projects, could have an adverse effect on the Company's business, financial condition and results of operations; the Company continues to broaden its customer base which it believes will lessen the effect of such project cancellations or reductions.

International revenue was $8.1 million (41% of total revenue) in the first nine months of fiscal year 1998 compared to $7.4 million (44% of total revenue) in the first nine months of fiscal year 1997. International revenue decreased as a percentage of total revenue primarily as a result of increased sales in the United States in fiscal year 1998. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. The Company is monitoring the Asian financial situation and the potential impact on its customers, and does not currently anticipate a significant impact from such crisis on its results of operations for fiscal year 1998.

COST OF REVENUE

Total cost of revenue was approximately $1.0 million in the third quarters of fiscal year 1998 and 1997, and increased 26.8% to $3.5 million in the first nine months of fiscal year 1998 from $2.8 million in the first nine months of fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 8.1% of product license revenue in the third quarter of fiscal year 1998 from 9.2% in the third quarter of fiscal year 1997, and increased to 12.5% of product license revenue in the first nine months of fiscal year 1998 from 11.6% in the first nine months of fiscal year 1997. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant, and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. Cost of service and other revenue decreased to 20.1% of service and other revenue in the third quarter of fiscal year 1998 from 26.4% in the third quarter of fiscal year 1997. This decrease was primarily attributable to increased engineering efforts, related to expanded testing and check-out procedures, expended in the third quarter of fiscal year 1997 on the U.S. Air Force B-2 modeling contract, which were not incurred during the third quarter of fiscal year 1998. In addition, maintenance revenue earned in the third quarter of fiscal year 1998 increased compared to maintenance revenue earned in the third quarter of fiscal 1997. Cost of service and other revenue increased slightly to 24.3% of service and other revenue in the first nine months of fiscal year 1998 from 24.1% of service and other revenue in the first nine months of fiscal year 1997. The NIST grant and the U.S. Air Force contract will be completed during the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, respectively. Accordingly costs of services related to these contracts are not expected to be incurred beyond the first quarter of fiscal year 1999. Costs related to revenue under the DARPA contract are also expected to decrease significantly over the next three fiscal quarters, as the contract expires in October 1998.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 6.3% to $1.6 million in the third quarter of fiscal year 1998 from $1.5 million in the third quarter of fiscal year 1997, and increased 3.8% to $4.3 million in the first nine months of fiscal year 1998, from $4.1 million in the first nine months of fiscal year 1997. The increases were primarily attributable to increases in research and development personnel and increased salaries. As a percentage of total revenue, research and development costs decreased to 20.2% in the third quarter of fiscal year 1998 from 21.9% in the third quarter of fiscal year 1997, and decreased to 21.7% in the first nine months of fiscal year 1998 from 24.6% in the first nine months of fiscal year 1998, primarily as a result of increased revenue in fiscal year 1998.

The NIST grant and the U.S. Air Force contract will be completed during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, and the DARPA contract will expire in October 1998. These contracts and grant have provided contract modeling and research and development revenue to the Company, as described above under the headings "General" and "Revenue."

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel expenses for sales and marketing personnel, and advertising and public relations expenses. Sales and marketing expense increased 17.7% to $ 3.9 million in the third quarter of fiscal year 1998 from $3.3 million in the third quarter of fiscal year 1997, and increased 12.5% to $10.2 million in the first nine months of fiscal year 1998 from $9.0 million in the first nine months of fiscal year 1997. The increases primarily resulted from increases in sales commissions, personnel, salaries, travel, and the establishment of a new telemarketing function early in fiscal 1998. As a percentage of total revenue, sales and marketing expenses increased to 49.3% in the third quarter of fiscal year 1998 from 48.2% in the third quarter of fiscal year 1997, and decreased to 51.4% in the first nine months of fiscal year 1998 from 53.8% in the first nine months of fiscal year 1997, due to increased revenue in fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 24.5% to $727,000 in the third quarter of fiscal year 1998 compared to $584,000 in the third quarter of fiscal year 1997, and increased 10.8% to $2.2 million in the first nine months of fiscal year 1998 compared to $1.9 million in the first nine months of fiscal year 1997. The increases primarily resulted from increased depreciation related to the investment in application software and equipment associated with updating corporate information systems in fiscal year 1997 and general and administrative expenses of Symmetry Design Systems, Inc., which was acquired in November 1996. As a percentage of total revenue, general and administrative expenses increased to 9.3% in the third quarter of fiscal year 1998 from 8.6% in the third quarter of fiscal year , and decreased to 10.9% in the first nine months of fiscal year 1998 from 11.5% in the first nine months of fiscal year 1997, primarily due to increased revenue in fiscal year 1998. These changes were primarily as result of the above explanations, offset by increased revenue in fiscal year 1998.

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

                             PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit No.
     -----------
     27      Financial Data Schedule, as restated

(b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter and six months ended September 30, 1997, under Item 5, was filed on October 21, 1997.

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