Form 10-K405
period 1998-03-31
ANALOGY INC
filed 1998-06-26
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-K

                                --------------------

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended:  March 31, 1998
                                         OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 1, 1998 was $38,845,243 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares outstanding of the Registrant's Common Stock as of June 1, 1998 was 9,373,357 shares.


                                --------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, to be used in connection with the Company's Annual Meeting of Shareholders to be held on or about August 4, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ANALOGY, INC.
                            1998 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                       PART I

                                                                           Page
                                                                           ----

Item 1    -    Business                                                      1
Item 2    -    Properties                                                    5

Item 3    -    Legal Proceedings                                             5

Item 4    -    Submission of Matters to a Vote
               of Security Holders                                           6

                                      PART II

Item 5    -    Market for the Registrant's Common
               Equity and Related Stockholder Matters                        6

Item 6    -    Selected Financial Data                                       6

Item 7    -    Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                    7

Item 7A   -    Quantitative and Qualitative Disclosures About
               Market Risk                                                  15

Item 8    -    Financial Statements and Supplementary
               Data                                                         15

Item 9    -    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                       15

                                      PART III

Item 10   -    Directors and Executive Officers of the
               Registrant                                                   16

Item 11   -    Executive Compensation                                       16

Item 12   -    Security Ownership of Certain Beneficial
               Owners and Management                                        16

Item 13   -    Certain Relationships and Related
               Transactions                                                 16

                                      PART IV

Item 14   -    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                      16

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

PRODUCTS

The Company's primary software products are licensed to customers. The Company's model libraries are provided on an annual subscription basis, under which the customer receives periodic updates as new models are generated. Support is provided based on annual or other periodic contracts. A minimum, single-user configuration would include Saber, SaberScope and either SaberSketch or a Frameway Integration product. List price of such a minimum configuration for a single user, plus a one-year subscription to the Company's model libraries, would start at approximately $38,000. Options can increase the single user price to over $80,000. Minimum configuration multi-user systems start at $85,000 for three users.

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

CO-SIMULATION INTERFACES. The Company's co-simulation interface products provide linkages to digital simulators widely used in the IC design market, such as Cadence Design Systems, Inc.'s Verilog-XL, Mentor Graphics Corporation's QuickSim II and Quick HDL, Model Technology's ModelSim VHDL and ModelSim Plus, and Synopsys, Inc.'s Speedwave and VCS. The co-simulation interfaces allow customers requiring mixed-signal, mixed-technology simulation to use models previously developed for one of these digital simulators.

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

INSPECS ANALYSIS PACKAGE. The InSpecs Analysis Package ("InSpecs") is a set of tools that helps design engineers analyze the results of their simulations. Using this package, designers can identify and choose the best combination of component values, tolerances and ratings to optimize products, reduce costs and increase yields. This tool set uses stress and sensitivity analyses to identify the critical parts in the design, comprehensive measurements to acquire and distill data to assess performance and statistical "Monte Carlo" analysis to provide insight into the performance variations caused by component and parameter tolerances experienced in manufacturing.

FRAMEWAY INTEGRATIONS. The Company's Frameway Integrations provide interfaces to the design frameworks provided by Mentor Graphics Corporation, Cadence Design Systems, Inc. and Synopsys, Inc. By using an Analogy Frameway Integrations product, users of these other Electronic Design Automation ("EDA") frameworks can obtain the benefits and capabilities of the Company's products while using their standard design process and the accustomed look and feel of their host EDA framework. These Frameway Integrations also give users of the Company's simulation products the advantage of being able to move models, designs and simulation data between different EDA vendor environments. If one division or customer is using Mentor Graphics Corporation's tools and another division or customer is using Cadence Design Systems, Inc.'s tools, they can both use Saber and, through the Frameway Integrations, share models or designs across environments. This interoperability is not otherwise easily accomplished and enables the Company's products to provide a bridge between competing frameworks.

EXPRESS PRODUCTS. In 1998, the Company introduced PowerExpress NT ("PowerExpress"), which is a customized version of the SaberDesigner environment including Saber, targeted at power conversion applications. The PowerExpress product line packaging differs from the Company's standard products in that it is a completely bundled package that is sold on a version-based license instead of a perpetual-based license.

Customers must pay an upgrade fee of approximately 40% of list price to purchase new versions of the package. Additionally, the PowerExpress products are supported with models via ModelExpress, an internet-based vehicle for selling and licensing individual models from the Company's libraries. A minimal PowerExpress package sells for approximately $20,000. Individual models are licensed for prices ranging from $50 to $500. Special versions of InSpecs are available, but no co-simulation options or Frameway integrations are available for PowerExpress. Options can increase the single user price to over $35,000.

TESTIFY. Also in 1998, the Company delivered Testify, a software package which uses Saber to automatically evaluate the behavior of circuits under fault conditions. Testify is primarily focused at Test Program Set development by the military. Testify can help test engineers improve the testability of designs, which may reduce test development costs and improve Test Program Set quality. Testify also has applications in other systems environments such as automotive and industrial control.

CUSTOMER SERVICE. The Company provides services in training, on-site engineering and consulting and contract model development. The Company maintains six world-wide training centers: in Beaverton, Oregon; Ann Arbor, Michigan; Frederick, Maryland; Swindon, England; Paris, France and Munich, Germany. A seventh center is provided through the Company's distributor in Tokyo, Japan. Classes are taught regularly at these facilities on the use of the simulation products and on modeling in the MAST language. The Company also provides specialized component characterization services to its customers. For large class sizes, the Company will provide training at the customer's location. Company-trained applications engineers help develop customer-proprietary models and templates, and the Company maintains a staff of highly trained and experienced applications engineers to consult on specialized design and modeling applications in fields such as electrical, mechanical, ASIC and ICs, power supplies and control systems.

SALES AND MARKETING

The Company markets its products worldwide through a staff that, as of March 31, 1998, consisted of 75 Company-employed field sales and support personnel. The Company manages its worldwide sales operations from its Beaverton, Oregon headquarters. The Company markets its products in North America and Europe through a direct sales and support organization. U.S. sales offices are located in these metropolitan areas: Chicago, Dallas, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. as well as at the Company's headquarters in Beaverton, Oregon. In Europe the Company maintains, through wholly-owned subsidiaries, sales and support offices near Paris, London, Munich and Stockholm. The Company also maintains a direct sales office in Singapore and sells through distributors in Japan and Korea.

The Company also has a university program for purposes of increasing the number of engineers trained in the use of the Saber simulator, MAST modeling language and development of behavioral models. The Company has made its software available to more than 109 universities worldwide, many of which are conducting research in such areas as power device modeling, mixed-technology simulation and design and failure mode analysis. The results of this research are then made available to the industrial community, which enables Saber to be more readily used by these customers.

CUSTOMER SUPPORT AND SERVICE

The Company maintains and supports products through its own operations, those of its subsidiaries and through its distributors. The Company offers a technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call. Support, service and revenues under U.S. government grants and contracts accounted for 44.6%, 39.5% and 28.4% of the Company's total revenue for the fiscal years 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

The Company focuses its research and development efforts in the areas of simulator development, model development techniques and product accessibility. Research and development expenditures for fiscal years 1998, 1997 and 1996 were $6.3 million, $5.4 million and $4.5 million, respectively.

In modeling, the Company continues to expand its model libraries through internal model development and research and development contracts. The Company believes that continued enhancement of the depth, breadth and quality of its model libraries will be critical to achieving and maintaining technological and market leadership. To further its research and development efforts in modeling techniques and model development consistent with its strategic objectives, the Company pursues funded research and development from governmental entities and corporations and has also entered into model development contracts with selected customers, including governmental entities.

The Company is continuing to extend the applicability and accessibility of its products by providing user interfaces that incorporate the vocabulary and mathematical and display conventions of engineers working in a variety of technologies. The Company continues to focus resources on maintaining its framework integration and co-simulation tools, as the products to which these tools are linked are updated.

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

COMPETITION

In the design of ICs, the Company faces competition from many vendors of simulation tools. However, most available simulators are digital or SPICE-based (Simulation Program with Integrated Circuit Emphasis) and are highly specialized to ICs and are therefore not applicable to broader mixed-signal, mixed-technology systems. In the broader systems markets, the Company does not believe that it currently experiences significant competition. However, the design environments of virtually all of the Company's major customers are based on one or another of the major EDA vendors' design frameworks. This pattern drives the need for and usefulness of the Company's Frameway Integration products that permit data interchange between Saber and the products of other vendors. Such other vendors typically have programs to encourage other companies to integrate with the vendors' products and the Company participates in these programs for frameworks it views as strategically important. Many of these large EDA vendors have a significant operating history and significantly greater financial, technical, and marketing resources, greater name recognition, larger installed customer bases and longer relationships with many of the Company's key existing and target customers than does the Company. In addition, most have introduced simulation products (including some analog and mixed-signal behavioral modeling simulation products) to serve the IC designer particularly. In the past year there has been significant progress in the development of analog and mixed-signal HDL standards based on the existing VHDL and Verilog standards. The Company is heavily involved in the definition of these standards and expects to offer products which support these standards. The Company also expects competitors, including major EDA companies, to introduce analog and/or mixed-signal simulation products based on one or more of these standards within the next 12 months. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition.

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

EMPLOYEES

At March 31, 1998, the Company had 218 employees, including 101 in marketing and sales, 87 in research, development and engineering and 30 in systems, administration and finance. The Company believes its future success will depend on its continued ability to attract and retain highly qualified technical, management and sales and marketing personnel. The Company's employees are not subject to a collective bargaining agreement and the Company believes that its employee relations are good. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS - SUBSEQUENT EVENT."

ITEM 2. PROPERTIES

The Company's executive offices, as well as its principal engineering and marketing operations, are located in leased facilities consisting of a total of approximately 51,000 square feet in Beaverton, Oregon. The leases expire December 31, 1999 through August 31, 2001. The Company also leases office space for eight U.S. field sales offices located in these metropolitan areas: Chicago, Dallas, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. Lease commitments for these facilities vary; some are month to month, and the remainder have terms of 12 to 36 months. In addition, the Company has leased office space near London, Munich, Paris and Stockholm, and maintains an office in Singapore.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, there were no material legal proceedings to which the Company or its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 1998.

                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ANLG." The Company's common stock commenced trading on March 22, 1996. The high and low sales prices as reported on the Nasdaq National Market System for fiscal years 1998 and 1997 were as follows.

                                                    LOW              HIGH
                                                    ---              ----
      1998
      First Quarter                              $  3 3/4         $  4 3/4
      Second Quarter                                3 13/16          5 7/8
      Third Quarter                                 5 1/2            7
      Fourth Quarter                                5 1/8            8 1/8
      1997
      First Quarter                              $  6 3/4         $  13 1/4
      Second Quarter                                4 5/8            7 1/4
      Third Quarter                                 3 7/8            4 3/4
      Fourth Quarter                                4                6 1/4

There were approximately 109 shareholders of record and 1,849 beneficial shareholders at June 1, 1998. The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

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

The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and both commercial and governmental contract model development and research and development contracts. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from sales to resellers is generally recognized upon shipment to the reseller. In the case of certain long-term contracts, revenue is recognized on a subscription basis over the life of the contract. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting and certain other services revenue is recognized as the services or portions thereof have been provided. Revenue from contract model development is recognized upon shipment of the underlying models, or upon acceptance criteria as agreed to with the customer.

The Company received a modeling contract from the U.S. Air Force in fiscal year 1997. The Company also received a contract from the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 and a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 which provide funding to the Company for research and development. The DARPA contract contains cost sharing provisions. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, the Company does not expect significant revenues beyond fiscal year 1998 from this source. In addition, revenues from the NIST grant and the DARPA contract decreased significantly in the fourth quarter of fiscal year 1998 and are expected to be minimal in the first quarter of fiscal year 1999 and beyond. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will replaced.

The Company has focused substantial efforts on its international business operations, particularly in Europe. The Company's international operations accounted for 42.5%, 41.0% and 43.5% of the Company's total revenue for fiscal years 1998, 1997 and 1996, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe. SEE NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FORWARD LOOKING STATEMENTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order pattern including the timing of significant orders, competitive initiatives, the Company's inability to predict the timing of sell-through orders to resellers, the Company's lack of control over the sell-through, the lengthy sales cycle, the significant percentage of orders that are not received by the company until near the end of the quarter, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. Like most high technology companies, the Company faces certain business risks that could have adverse effects on the Company's results of operations, including those discussed below, and those discussed elsewhere in this Report.

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

The Company has historically derived a significant portion of its revenue from the aerospace and defense industries, which have been characterized by significant technological changes, high cyclicality and the potential for significant downturns in business activity resulting from changes in economic conditions or governmental resources and spending policies. The Company also has historically derived a significant portion of its revenue from the automotive industry. The automotive industry is characterized by high cyclicality, technological change, fluctuations in manufacturing capacity, labor issues, and pricing and gross margin pressures. This industry has from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. No assurance can be given that the industries served by the Company will experience economic growth, will not experience a downturn or that any downturn will not be severe, or that such conditions would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations as a percentage of total revenue:


                                                                  Year Ended March 31,
                                                                  --------------------
                                                           1998           1997           1996
                                                           ----           ----           ----
Revenue:
  Product licenses                                          55.4 %         60.5 %         71.6 %
  Service and other                                         44.6           39.5           28.4
                                                         --------       --------      --------
    Total revenue                                          100.0          100.0          100.0
Cost of revenue:
  Product licenses                                           6.9            6.9            6.5
  Service and other                                         11.0            9.2            4.6
                                                         --------       --------      --------
    Total cost of revenue                                   17.9           16.1           11.1
                                                         --------       --------      --------
Gross profit                                                82.1           83.9           88.9
Operating expenses:
  Research and development                                  24.3           22.6           20.8
  Sales and marketing                                       56.4           52.7           49.3
  General and administrative                                11.6           11.4           10.9
  Amortization of intangibles                                1.4            0.5             --
  Acquired in-process research and development                --            7.9             --
                                                         --------       --------      --------
    Total operating expenses                                93.7           95.1           81.0
                                                         --------       --------      --------
Operating (loss) income                                    (11.6)         (11.2)           7.9
Other expense, net                                          (0.3)          (0.1)          (2.4)
                                                         --------       --------      --------
(Loss) income before income taxes                          (11.9)         (11.3)           5.5
Income tax expense                                           1.1            1.4            1.7
                                                         --------       --------      --------
Net (loss) income                                          (13.0) %       (12.7) %         3.8 %
                                                         --------       --------      --------
                                                         --------       --------      --------

FISCAL YEARS 1998 AND 1997

REVENUE

Total revenue increased 7.6% to $25.8 million in fiscal year 1998 from $24.0 million in fiscal year 1997. No one customer accounted for 10% or more of total revenue in fiscal year 1998 or 1997.

Product license revenue decreased 1.5% to $14.3 million in fiscal year 1998 from $14.5 million in fiscal year 1997.

Service and other revenue increased 21.7% to $11.5 million in fiscal year 1998 from $9.5 million in fiscal year 1997. The change was due primarily to increased demand for the Company's maintenance and other services, growth in the Company's installed base, greater revenues from the U.S. Air Force under a $2.0 million modeling contract awarded during the first quarter of fiscal year 1997 and greater revenues from DARPA under a $1.3 million contract awarded in September 1996. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, the Company does not expect significant revenues beyond fiscal year 1998 from these sources. In addition, revenues from the NIST grant and the DARPA contract declined significantly in the fourth quarter of fiscal year 1998 and are expected to be minimal in the first quarter of fiscal year 1999 and beyond, as these awards near expiration. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will replaced. Revenues recognized under these contracts were as follows (dollars in thousands):

                                    Fiscal Year
                                 -----------------
                                 1998         1997
                                 ----         ----
            NIST              $      765   $   768
            U.S. Air Force         1,281       630
            DARPA                    774       348

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 10.9% and 18.1% of total revenues during fiscal year 1998 and 1997, respectively. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services provided by the Company, or the Company's failure to obtain awards of such projects, could have an adverse effect on the Company's business, financial condition and results of operations.

International revenue was $11.0 million (42.5% of total revenue) in fiscal year 1998 compared to $9.8 million (41.0% of total revenue) in fiscal year 1997. International revenue increased as a percentage of total revenue primarily as a result of decreased sales in the United States in fiscal year 1998. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. The Company is monitoring the Asian financial situation and the potential impact on its customers.

COST OF REVENUE

Total cost of revenue increased 19.6% to $4.6 million in fiscal year 1998 from $3.9 million in fiscal year 1997.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue increased to 12.4% of product license revenue in fiscal year 1998 from 11.4% in fiscal year 1997, due primarily to increased amortization of model library costs and royalty payments. In addition, costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant, and the direct cost of providing services such as training and consulting. The costs associated with service and other revenue as a percentage of total revenue are typically higher than the costs of product license revenue. Cost of service and other revenue increased to 24.6% of service and other revenue in fiscal year 1998 from 23.3% of service and other revenue in fiscal year 1997. The increase was primarily attributable to increased costs associated with performance under the NIST, U.S. Air Force and DARPA contracts in fiscal year 1998. In addition, maintenance revenue earned in fiscal year 1998 increased compared to maintenance revenue earned in fiscal 1997. The NIST grant and the U.S. Air Force contract were nearing completion during the fourth quarter of fiscal year 1998, accordingly costs of services related to these contracts are not expected to be incurred beyond the first quarter of fiscal year 1999. Costs related to revenue under the DARPA contract are also expected to decrease significantly over the next two fiscal quarters, as the contract expires in October 1998.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits, depreciation of capital equipment and an allocation of facilities and systems support costs used in research and development. Research and development expenses increased 15.6% to $6.3 million in fiscal year 1998 from $5.4 million in fiscal year 1997, and increased as a percentage of total revenue to 24.3% in fiscal year 1998 from 22.6% in fiscal year 1997. The increase was primarily attributable to increases in research and development personnel and increased salaries.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel expenses for sales and marketing personnel, and advertising and public relations expenses. Sales and marketing expense increased 15.3% to $14.6 million in fiscal year 1998 from $12.6 million in fiscal year 1997, and increased as a percentage of total revenue to 56.4% in fiscal year 1998 from 52.7% in fiscal year 1997. The increases primarily resulted from increases in personnel, sales commissions, salaries, travel, the establishment of a new telemarketing function early in fiscal 1998, and costs associated with the Company's corporate image marketing campaign, which began in the fourth quarter of fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased 9.5% to $3.0 million in fiscal year 1998 from $2.7 million in fiscal year 1997, and increased as a percentage of total of revenue to 11.6% in fiscal year 1998 from 11.4% in fiscal 1997. The increases primarily resulted from increased depreciation expense related to the investment in application software and equipment associated with updating corporate information systems in fiscal year 1997, increased salaries expense and the effects of a full year of increased general and administrative expenses of Symmetry Design Systems, Inc., which was acquired during fiscal year 1997.

OTHER EXPENSE, NET

Other income (expense), net primarily consists of interest income on cash, cash equivalents and marketable securities offset by interest expense associated with capital leases and the effects of foreign currency transaction gains and losses. Other expense, net was $86,000 and $11,000 in fiscal year 1998 and 1997, respectively. The change was primarily attributable to reduced interest income resulting from a lower level of cash, cash equivalents and marketable securities held during the periods, offset by foreign currency transaction gains and losses.

INCOME TAX EXPENSE

The Company provided for foreign income and withholding taxes of $275,000 and $341,000 in fiscal years 1998 and 1997, respectively. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

At March 31, 1998, the Company had federal net operating loss carryforwards of approximately $7.2 million which expire at various dates beginning in 2009 and ending in 2013, if not utilized. Utilization of $950,000 of federal net operating losses is subject to annual limitations due to a change in the Company's fiscal year in 1994. For financial reporting purposes the Company has established a valuation allowance against its deferred tax assets because of the uncertainty relating to the realization of such asset values. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during fiscal years 1997 and 1996. Total revenues from U.S. government-related sources, including the previously mentioned specific awards, accounted for approximately 18.1% of total revenues in fiscal year 1997, and approximately 9.7% of total revenues in fiscal year 1996. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services provided by the Company, or the Company's failure to obtain awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PROVISION FOR INCOME TAXES

The Company recorded income tax expense of $341,000 and $370,000, respectively in fiscal year 1997 and 1996. These amounts consist primarily of foreign tax expense. For financial reporting purposes the Company has established a valuation allowance against its deferred tax assets because of the uncertainty relating to the realization of such asset values. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception with private equity investments, cash from operations, subordinated debt, bank loans, capital equipment leases, accounts receivable financing and in March 1996, with an initial public offering of common stock which resulted in net proceeds to the Company of approximately $9.4 million.

Net cash provided by operating activities was $8.2 million in fiscal year 1998, primarily resulting from a decrease in accounts receivable and an increase in unearned revenue, offset by a net loss for the period, adjusted for depreciation and amortization. The decrease in accounts receivable was primarily attributable to the sale of approximately $4.0 million of accounts receivable to a financial institution in the fourth quarter of fiscal year 1998. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The increase in unearned revenue was attributable to growth in the Company's maintenance base and the receipt of a $1.3 million contract in the fourth quarter of fiscal year 1998 which was recorded as unearned revenue and will be recognized as revenue ratably over the term of the contract.

Net cash used in investing activities was $1.9 million in the fiscal year 1998, which primarily included expenditures associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems, offset by maturities of investments in marketable securities.

Net cash provided by financing activities was $174,000 in fiscal year 1998, which included proceeds from the exercise of stock options, offset by principal payments on capital lease obligations.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on eligible accounts receivable and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 0.5%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 5, 1999. The Company was in compliance with or had obtained waivers of all covenants at March 31, 1998. No amounts were outstanding under this facility at March 31, 1998 and the Company is currently in the process of renegotiating the credit line.

The Company has a lease line of credit, which allows for the lease of up to $1,000,000 of computers and related equipment, under which approximately $466,000 was outstanding at March 31, 1998. Amounts borrowed under the lease line of credit are to be repaid over 36 months. The lease line of credit expires on March 31, 1999. In April 1997, in connection with the negotiation of the lease line of credit the Company issued warrants to purchase 10,000 shares of its common stock at $7.50 per share which expire on June 23, 2001.

The Company believes its existing cash and cash equivalents, combined with amounts available under its operating line of credit and lease line of credit, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

YEAR 2000 ISSUE

The Company has made an assessment of the effect of the Year 2000 issue on its systems, equipment and software products. Based on this assessment, the Company believes that its software applications, operational programs and its software products will properly recognize calendar dates beginning in the Year 2000, and accordingly does not currently expect to incur material costs in connection with the Year 2000 issue, as it affects the Company's systems, equipment and software products. The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. In response to this, the Company is taking steps, including contacting its major suppliers, to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if any, need be taken by the Company in response to such risks. There can be no assurance the failure of the Company's software or that of the parties with which the Company transacts business will not have a material adverse effect on the Company's business, financial condition or results of operations.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has not quantified the effect of adoption of SFAS 130.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information"("SFAS No. 131") which requires public companies to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect implementation to have a significant impact on its consolidated financial statements.

In October 1997, the AICPA issued Statement of Position 97-2 , "Software Revenue Recognition,"("SOP 97-2"), which is effective for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The Company does not expect SOP 97-2 to have a significant impact on its consolidated financial statements.

SUBSEQUENT EVENT

On June 5, 1998, the Company announced that it is taking steps to reduce expenses to bring them in line with current sales levels. As a result, the Company eliminated approximately 15% of its workforce during the first two months of fiscal year 1999. A restructuring charge associated with the employment reductions and associated costs, when determined, is expected to be included in the Company's results of operations for the first quarter of fiscal year 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included under QUARTERLY CONSOLIDATED FINANCIAL DATA on page F-2 of this Report, and as listed below:

                                                                      Page No.
                                                                      --------
 Report of KPMG Peat Marwick LLP                                         F-3

 Consolidated Balance Sheets, March 31, 1998 and 1997                    F-4

 Consolidated Statements of Operations for the years ended               F-5
 March 31, 1998, 1997 and 1996

 Consolidated Statements of Shareholders' Equity for the years           F-6
 ended March 31, 1998, 1997 and 1996

 Consolidated Statements of Cash Flows for the years ended               F-7
 March 31, 1998, 1997 and 1996

 Notes to Consolidated Financial Statements                              F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions ELECTION OF DIRECTORS and MANAGEMENT in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the caption SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


                                      PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS:

          The information required by this item is included beginning on page F-3 of this Report, and as listed in Part II, Item 8 of this Report.

(a) (2) FINANCIAL STATEMENT SCHEDULES:

          Schedules not listed under this item have been omitted because the information required to be set forth therein is not applicable.

(a) (3) EXHIBITS INCLUDED HEREIN:

 EXHIBIT NO.     DESCRIPTION
 -----------     -----------
         2.1 Agreement and Plan of Merger dated as of October 23, 1996, by and among Analogy, Inc., Analogy Acquisition Corporation and Symmetry
             Design Systems, Inc. , incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated November 22, 1996
             (the "November 1996 8-K")
         2.2 First Amendment to Agreement and Plan of Merger dated as of
             November 22, 1996, by and among Analogy, Inc., Analogy Acquisition
             Corporation and Symmetry Design Systems, Inc., incorporated by reference to Exhibits to the November 1996 8-K
         3.1 Third Restated Articles of Incorporation of Analogy, Inc.,
             incorporated by reference to Exhibits to the Company's
             Registration Statement on Form S-1, as amended, effective March
             22, 1996, Commission Registration No. 333-00266 (the "Registration
             Statement")
         3.2 Second Restated Bylaws of Analogy, Inc., incorporated by reference to Exhibits to the Registration Statement
         4.1 Registration Rights Agreement dated as of November 22, 1996, by and among Analogy, Inc., Alan B. Grebene, Martin G. Walker,
             Chenmin Hu, Xinping He, Yu Liu, Andrew L. Hughes, Wenge Wu, Zheng
             Shi, John A. Wilson, Qing Chang and E-Hui Xu incorporated by reference to Exhibits to the November 1996 8-K
        10.1 Form of Indemnity Agreement between Analogy, Inc. and each of its executive officers and directors incorporated by reference to
             Exhibits to the Registration Statement*
        10.2 Analogy, Inc. 1986 Stock Option Plan incorporated by reference to
             Exhibits to the Registration Statement *
        10.3 Amended and Restated 1993 Stock Incentive Plan, as amended, incorporated by reference to Exhibits to the 1997 Definitive Proxy
             Statement as filed with the Commission June 27, 1997 *
        10.4 1995 Stock Option Plan for Nonemployee Directors incorporated by reference to Exhibits to the Registration Statement *
        10.5 Form of Stock Option Agreement incorporated by reference to
             Exhibits to the Registration Statement *
        10.6 Control Change Agreement dated effective August 18, 1995 between
             Analogy, Inc. and Gary P. Arnold incorporated by reference to
             Exhibits to the Registration Statement *
        10.7 Factoring Agreement dated September 20, 1995 between Silicon
             Valley Financial Services and Analogy, Inc., Analogy, U.K. Ltd.
             and Analogy GmbH incorporated by reference to Exhibits to the
             Registration Statement
        10.8 Conditional Assignment for Security Purposes and Security
             Agreement dated September 20, 1995 between Silicon Valley
             Financial Services and Analogy, Inc., Analogy, U.K. Ltd. and
             Analogy GmbH incorporated by reference to Exhibits to the
             Registration Statement
        10.9 Trademark License Agreement between American Airlines, Inc. and
             Analogy, Inc. incorporated by reference to Exhibits to the
             Registration Statement
       10.10 Business Park Lease dated August 30, 1993, between Analogy, Inc.
             and Petula Associates Ltd. and Koll Creekside Associates II
             incorporated by reference to Exhibits to the Registration
             Statement
       10.14 U.S. Department of Commerce Financial Assistance Award
             incorporated by reference to Exhibits to the Registration
             Statement



 EXHIBIT NO.     DESCRIPTION
 -----------     -----------

       10.15 1996 Employee Stock Purchase Plan, incorporated by reference to
             Exhibits to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1996*
        21.0 Subsidiaries of Analogy, Inc., filed herewith
        23.0 Consent of KPMG Peat Marwick LLP, filed herewith
        27.0 Financial Data Schedule, filed herewith
        27.1 Financial Data Schedule, as restated, for Fiscal Year 1996, filed herewith
        99.1 Press Release, incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated July 21, 1997
        99.2 Press Release, incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated October 16, 1997
        99.3 Press Release, incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated January 22, 1998
        99.4 Press Release, incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated May 12, 1998

     *  Denotes management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K:

A Report on Form 8-K, containing the Company's earnings release for the quarter and nine months ended December 31, 1997, under Item 5, was filed on January 27, 1998. No other Reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of June 1998.

                                        ANALOGY, INC.

                                        By /s/ GARY P. ARNOLD
                                           ------------------
                                        Gary P. Arnold
                                        Chairman of the Board, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 22nd day of June 1998.

Signature                     Title
---------                     -----

/s/ GARY P. ARNOLD            Chairman of the Board, President
----------------------        and Chief Executive Officer
Gary P. Arnold                (Principal Executive Officer)


/s/TERRENCE A. RIXFORD        Vice President, Finance and Administration
----------------------        (Principal Financial Officer)
Terrence A. Rixford


----------------------        Director
Robert L. Cattoi


----------------------        Director
John H. Faehndrich


/s/ NEIL E. GOLDSCHMIDT       Director
----------------------
Neil E. Goldschmidt


/s/ FRANK ROEHR               Director
----------------------
Frank Roehr


                              Director
----------------------
Charles Sporck


/s/ DR. MARTIN VLACH          Vice President, Chief Scientist
----------------------        and Director
Dr. Martin Vlach

                           ANALOGY, INC. AND SUBSIDIARIES
                        SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEAR ENDED MARCH 31,
                                                      ----------------------------------------------------------------------
                                                          1998           1997           1996           1995           1994
                                                          ----           ----           ----           ----           ----
 STATEMENT OF OPERATIONS DATA:
 Revenue:
  Product licenses                                     $  14,278      $  14,501      $  15,562      $  11,090      $   8,447
  Service and other                                       11,512          9,459          6,176          5,165          3,459
                                                        --------       --------       --------       --------       --------
    Total revenue                                         25,790         23,960         21,738         16,255         11,906
 Cost of revenue:
  Product licenses                                         1,776          1,652          1,426          1,255          1,341
  Service and other                                        2,833          2,202            994            511            586
                                                        --------       --------       --------       --------       --------
    Total cost of revenue                                  4,609          3,854          2,420          1,766          1,927
                                                        --------       --------       --------       --------       --------
 Gross profit                                             21,181         20,106         19,318         14,489          9,979
 Operating expenses:
  Research and development                                 6,260          5,413          4,518          3,735          2,497
  Sales and marketing                                     14,559         12,622         10,708          9,332          7,543
  General and administrative                               2,987          2,728          2,373          2,345          2,357
  Amortization of intangibles                                368            136             --             --             --
  Acquired in-process
    research and development                                  --          1,896             --             --             --
                                                        --------       --------       --------       --------       --------
    Total operating expenses                              24,174         22,795         17,599         15,412         12,397
                                                        --------       --------       --------       --------       --------
 Operating (loss) income                                  (2,993)        (2,689)         1,719           (923)        (2,418)
 Other expense, net                                          (86)           (11)          (523)          (408)          (267)
                                                        --------       --------       --------       --------       --------
(Loss) income before income taxes                         (3,079)        (2,700)         1,196         (1,331)        (2,685)
Income tax expense                                           275            341            370            196             53
                                                        --------       --------       --------       --------       --------
Net (loss) income                                      $  (3,354)     $  (3,041)     $     826      $  (1,527)     $  (2,738)
                                                        --------       --------       --------       --------       --------
                                                        --------       --------       --------       --------       --------

Basic net (loss) income per share                      $   (0.37)     $   (0.35)     $    0.17      $   (0.35)     $   (0.76)
                                                        --------       --------       --------       --------       --------
                                                        --------       --------       --------       --------       --------
Diluted net (loss) income per share                    $   (0.37)     $   (0.35)     $    0.11      $   (0.35)     $   (0.76)
                                                        --------       --------       --------       --------       --------
                                                        --------       --------       --------       --------       --------
Shares used in per share calculations:
   Basic                                                   9,188          8,584          4,816          4,378          3,624
   Diluted                                                 9,188          8,584          7,820          4,378          3,624

                                                                                     MARCH 31,
                                                        --------------------------------------------------------------------
                                                          1998           1997           1996           1995           1994
                                                        --------       --------       --------       --------       --------
 BALANCE SHEET DATA:
    Cash, cash equivalents, marketable securities        $ 8,130        $ 3,524        $10,208        $ 1,179        $ 1,622
    Working capital                                          911          4,071          6,631         (2,747)        (1,228)
    Total assets                                          22,975         22,130         22,294         10,375          8,997
    Long-term obligations, net of current portion            561            858            578          1,640          1,415
    Shareholders' equity                                   8,695         11,317         11,491             27          1,517

                           ANALOGY, INC. AND SUBSIDIARIES
                       QUARTERLY CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                           FIRST         SECOND         THIRD        FOURTH
                                                          QUARTER       QUARTER        QUARTER      QUARTER
                                                        ------------  ------------  ------------  ------------
FISCAL YEAR 1998                                            As Restated (1)
                                                       --------------------------
 Total revenue                                         $   5,212      $   6,742      $   7,846      $   5,990
 Gross profit                                              4,077          5,361          6,813          4,930
 Net (loss) income                                          (943)            55            347         (2,813)
 Basic net (loss) income per share                         (0.10)          0.01           0.04          (0.30)
 Diluted net (loss) income per share                       (0.10)          0.01           0.04          (0.30)

FISCAL YEAR 1997
 Total revenue                                         $   4,716      $   5,259      $   6,816      $   7,169
 Gross profit                                              3,853          4,360          5,778          6,115
 Net (loss)income                                           (709)          (932)        (1,675)           275
 Basic net (loss) income per share                         (0.09)         (0.11)         (0.19)          0.03
 Diluted net (loss) income per share                       (0.09)         (0.11)         (0.19)          0.03


(1) In April 1998, the Company determined that revenue from products sold to a reseller previously recognized in the first and second quarters of fiscal 1998 of $774,000 and $400,000, respectively, should more appropriately be recognized as revenue at the time the product is sold to the ultimate end user rather than to recognize the revenue when it is sold to the reseller. Accordingly, the results of operations for the first and second quarters of fiscal year 1998 have been restated.

                            INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Analogy, Inc.:


We have audited the accompanying consolidated balance sheets of Analogy, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analogy, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP

Portland, Oregon
May 11, 1998

                           ANALOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)



                                                                              March 31,
                                                                       -----------------------
                                                                         1998           1997
                                                                       --------       --------
ASSETS
 Current assets:
  Cash and cash equivalents                                           $   8,130      $   1,827
  Marketable securities                                                      --          1,697
  Accounts receivable                                                     3,946          9,161
  Prepaid expenses                                                        2,146            886
  Other assets, net                                                         408            455
                                                                       --------       --------
    Total current assets                                                 14,630         14,026

  Furniture, fixtures and equipment, net                                  3,811          4,280
  Library costs, net                                                      3,924          2,729
  Other assets, net                                                         610          1,095
                                                                       --------       --------
                                                                      $  22,975      $  22,130
                                                                       --------       --------
                                                                       --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses                               $   1,895      $   1,482
  Current portion of capital leases                                         536            566
  Accrued salaries and benefits                                           2,726          2,095

  Unearned revenue                                                        8,562          5,812
                                                                       --------       --------
    Total current liabilities                                            13,719          9,955

  Non-current portion of capital leases                                     454            499
  Other liabilities                                                         107            359

 Commitments

 Shareholders' equity:
  Common stock, no par value, authorized 35,000 shares;
   shares issued and outstanding : 9,330 and 9,118
   at March 31, 1998 and 1997, respectively                              17,906         17,124
  Foreign currency translation                                             (205)          (155)
  Accumulated deficit                                                    (9,006)        (5,652)
                                                                       --------       --------
    Total shareholders' equity                                            8,695         11,317
                                                                       --------       --------
                                                                      $  22,975      $  22,130
                                                                       --------       --------
                                                                       --------       --------



                The accompanying notes are an integral part of these
                         consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)


                                                                 Year Ended March 31,
                                                      ----------------------------------------
                                                         1998           1997           1996
                                                      ----------     ----------     ----------
 Revenue:
  Product licenses                                     $  14,278      $  14,501      $  15,562
  Service and other                                       11,512          9,459          6,176
                                                        --------       --------       --------
    Total revenue                                         25,790         23,960         21,738

 Cost of revenue:
  Product licenses                                         1,776          1,652          1,426
  Service and other                                        2,833          2,202            994
                                                        --------       --------       --------
    Total cost of revenue                                  4,609          3,854          2,420
                                                        --------       --------       --------

    Gross profit                                          21,181         20,106         19,318

 Operating expenses:
  Research and development                                 6,260          5,413          4,518
  Sales and marketing                                     14,559         12,622         10,708
  General and administrative                               2,987          2,728          2,373
  Amortization of intangibles                                368            136             --
  Acquired in-process research
   and development                                            --          1,896             --
                                                        --------       --------       --------
    Total operating expenses                              24,174         22,795         17,599
                                                        --------       --------       --------
    Operating (loss) income                               (2,993)        (2,689)         1,719

 Other income (expense):
  Interest income                                            103            302             33
  Interest expense                                          (221)          (191)          (669)
  Foreign currency transaction
    gain (loss)                                               32           (122)           113
                                                        --------       --------       --------
    Other expense, net                                       (86)           (11)          (523)
                                                        --------       --------       --------

    (Loss) income before income
     taxes                                                (3,079)        (2,700)         1,196

 Income tax expense                                          275            341            370
                                                        --------       --------       --------

 Net (loss) income                                     $  (3,354)     $  (3,041)          $826
                                                        --------       --------       --------
                                                        --------       --------       --------


 Basic net (loss) income per share                     $   (0.37)     $   (0.35)     $    0.17
                                                        --------       --------       --------
                                                        --------       --------       --------
 Diluted net (loss) income per share                   $   (0.37)     $   (0.35)     $    0.11
                                                        --------       --------       --------
                                                        --------       --------       --------

 Shares used in per share calculations:
    Basic                                                  9,188          8,584          4,816
                                                        --------       --------       --------
                                                        --------       --------       --------
    Diluted                                                9,188          8,584          7,820
                                                        --------       --------       --------
                                                        --------       --------       --------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (In thousands)


                                                Common Stock            Foreign       Accum-           Total
                                                ------------            Currency      ulated        Shareholders'
                                           Shares        Amount        Translation     Deficit         Equity
                                           ------        ------        -----------    ---------        -------

Balance at March 31, 1995                   4,468       $  1,609          $  42       $ (3,437)       $    27

Preferred stock converted
 to common stock                            1,534          1,813             --             --             --
Exercise of stock options
 and warrants                                 791          1,343             --             --          1,343
Issuance of common stock
 in initial public offering, net            1,500          9,415             --             --          9,415
Net income                                     --             --             --            826            826
Foreign currency translation                   --             --           (120)            --           (120)
                                          --------      ---------        --------     ---------      ---------
Balance at March 31, 1996                   8,293         14,180            (78)        (2,611)        11,491

Exercise of stock options
 and warrants                                 142            207             --             --            207
Issuance of common stock
 in connection with acquisition               650          2,681             --             --          2,681
Issuance of common stock, net                  33             56             --             --             56
Net loss                                       --             --             --         (3,041)        (3,041)
Foreign currency translation                   --             --            (77)            --            (77)
                                          --------      ---------        --------     ---------      ---------
Balance at March 31, 1997                   9,118         17,124           (155)        (5,652)        11,317

Exercise of stock options
 and warrants                                 212            782             --             --            782
Net loss                                       --             --             --         (3,354)        (3,354)
Foreign currency translation                   --             --            (50)            --            (50)
                                          --------      ---------        --------     ---------      ---------
Balance at March 31, 1998                   9,330       $ 17,906         $ (205)      $ (9,006)       $ 8,695
                                          --------      ---------        --------     ---------      ---------
                                          --------      ---------        --------     ---------      ---------



                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (In thousands)

                                                                                               Year Ended March 31,
                                                                                      --------------------------------------
                                                                                        1998           1997           1996
                                                                                      --------       --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 $   (3,354)    $   (3,041)     $     826
  Adjustments to reconcile net (loss) income to net cash
   Provided by (used in) operating activities:
    Depreciation and amortization                                                        3,802          2,983          1,849
    Acquired in-process research and development                                          --            1,896           --
  Changes in operating assets and liabilities (net of effects of acquisition):
  Accounts receivable                                                                    5,076         (3,436)        (1,315)
  Prepaid expenses and other assets                                                     (1,140)          (888)          (558)
  Accounts payable and accrued expenses                                                    849             (6)         1,067
  Unearned revenue                                                                       2,920            667          1,369
                                                                                      --------       --------       --------
     Net cash provided by (used in) operating activities                                 8,153         (1,825)         3,238
                                                                                      --------       --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                       --           (5,910)          --
  Sales of marketable securities                                                          --            3,013           --
  Maturities of marketable securities                                                    1,700          1,200           --
  Capital expenditures for furniture, fixtures and equipment                            (1,261)        (2,094)        (1,285)
  Capital expenditures for library costs                                                (2,379)        (1,588)        (1,016)
  Net cash acquired in acquisition                                                        --              260           --
                                                                                      --------       --------       --------
      Net cash used in investing activities                                             (1,940)        (5,119)        (2,301)
                                                                                      --------       --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit                                                              --             --           (1,910)
  Payments on subordinated debt                                                           --             (929)            50
  Principal payments on capital leases                                                    (608)          (734)          (645)
  Proceeds from sale of common stock                                                      --               56          9,415
  Proceeds from exercise of stock options and warrants                                     782            207          1,224
                                                                                      --------       --------       --------
     Net cash provided by (used in) financing activities                                   174         (1,400)         8,134
                                                                                      --------       --------       --------
  Effect of exchange rate changes on cash and cash equivalents                             (84)           (37)           (42)
                                                                                      --------       --------       --------
     Net increase (decrease) in cash and cash equivalents                                6,303         (8,381)         9,029
  Cash and cash equivalents at beginning of period                                       1,827         10,208          1,179
                                                                                      --------       --------       --------
  Cash and cash equivalents at end of period                                         $   8,130      $   1,827      $  10,208
                                                                                      --------       --------       --------
                                                                                      --------       --------       --------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for: Interest                                                            $     132      $     167      $     536
                 Income taxes                                                              338            215             28
 SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Acquisition of equipment under capital lease obligations                           $     532      $     839      $     543
  Subordinated debt applied to exercise of warrants                                         --             --            119
  Preferred stock converted to common stock                                                 --             --          1,813
  Acquisition of Symmetry Design Systems, Inc.:
   Assets acquired and liabilities assumed, net of cash acquired                     $      --      $  (2,421)     $      --
   Issuance of common stock                                                                 --          2,681             --
                                                                                      --------       --------       --------
     Net cash acquired in acquisition                                                $      --      $     260      $      --



                The accompanying notes are an integral part of these
                          consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998, 1997 AND 1996


(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Analogy, Inc. and subsidiaries (the Company) develops, markets and supports high-performance software and model libraries for the top-down design and behavioral simulation of mixed-signal and mixed-technology systems.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Analogy UK Ltd., Analogy GmbH, Analogy France SARL, Analogy AB (Sweden) and Symmetry Design Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. At March 31, 1998 and 1997, European customers accounted for approximately 50% and 31%, respectively, of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral.

The Company historically has derived a significant portion of its revenue from the automotive, aerospace and defense industries. Total revenues from U.S. government-related sources accounted for approximately 10.9%, 18.1% and 9.7% of total revenues during fiscal years 1998, 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist of cash and temporary overnight investments. The Company accounts for marketable securities as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as the Company intends to utilize these investments for liquidity or operational purposes. Accordingly, these securities were carried at market value, which was not materially different from cost at March 31, 1997. These securities matured in fiscal year 1998.

ACCOUNTS RECEIVABLE

In March 1998, the Company sold approximately $4.0 million of accounts receivable on a non-recourse basis. The carrying amount approximated the fair value and as a result no gain or loss was recognized on the sale.

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

During fiscal year 1997, the Company entered into a cost-sharing agreement with DARPA for research and development covering a three year period, pursuant to which the Company is obligated to provide matching direct and indirect support costs up to $1.3 million and to deliver progress reports over the same period. Reimbursed costs under this agreement were $774,000 and $348,000 in fiscal years 1998 and 1997, respectively. During fiscal year 1996, the Company was awarded a research grant from NIST which covers a three year period, pursuant to which the Company is obligated to provide matching indirect cost of support up to $400,000 and to deliver progress reports over the same period. Reimbursed costs under this grant were $765,000, $768,000 and $373,000, in fiscal years 1998, 1997 and
1996, respectively.

LIBRARY COSTS

Development costs associated with creating the library of component and template models are capitalized and amortized on a straight-line basis over the estimated product life of five years, or on the ratio of current revenues to total projected product revenues, whichever is greater.

The Company recognized amortization expense of approximately $1,184,000, $975,000, and $841,000 related to its capitalized library costs in fiscal years 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION

Software and license fee revenues are recognized at the time of shipment. In the case of certain long-term contracts, revenue is recognized on a subscription basis over the life of the contract. Revenue from sales to resellers is generally recognized upon shipment to the reseller. Software maintenance and library subscription agreements are billed in advance and recorded as unearned revenue. Unearned maintenance and library subscription revenues are recognized ratably over the contractual period. Contract modeling and nonrecurring engineering project revenues are recognized on the completed contract method, or upon acceptance criteria as agreed to with the customer. Revenues from training and other services are billed separately and recognized as the services are provided. Revenue related to original equipment manufacturer (OEM) contracts is recognized upon receipt of the OEM sales information. Product licenses include a limited initial term of product maintenance, the costs of which are insignificant.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

COMPUTATION OF NET (LOSS) INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128). This Statement supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company adopted the provisions of SFAS 128 during fiscal year 1998. As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of potential common shares in the determination of basic earnings per share and the market price at which potential common shares are calculated in the determination of diluted earnings per share.

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and potential common shares related to stock options and warrants outstanding during the period.

The following is a reconciliation of the denominators of the basic and diluted computations of net (loss) income per share. There are no reconciling items for the numerators, which consist of net (loss) income for all periods presented.

                                                                            Fiscal Year
                                            ---------------------------------------------------------------------------------
                                                     1998                        1997                         1996
                                            ----------------------       -----------------------       ----------------------
                                                            Per                          Per                           Per
                                                           Share                        Share                         Share
                                             Shares       Amount         Shares         Amount         Shares        Amount
                                             ------       ------         ------         ------         -------       -------
Basic net (loss) income per share:           9,188        $(0.37)         8,584         $(0.35)         4,816          $0.17
                                            -------     ----------       -------      ----------                     --------
                                            -------     ----------       -------      ----------                     --------
Effect of dilutive securities:
  Stock options                                                                                         3,004
                                                                                                       -------
Diluted net (loss) income per share:         9,188       $ (0.37)         8,584        $ (0.35)         7,820         $ 0.11
                                            -------     ----------       -------      ----------       -------       --------
                                            -------     ----------       -------      ----------       -------       --------


The dilutive effect of stock options outstanding for the purchase of approximately 1.5 million and 1.3 million shares for fiscal years 1998 and 1997, respectively, and warrants outstanding for the purchase of 340,000 and 400,000 shares for fiscal year 1998 and 1997, respectively were not included in loss per share calculations, because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of marketable securities is estimated using quoted market rates for specific securities held and approximates carrying value.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121"), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

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

Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect implementation to have a significant impact on its consolidated financial statements.

In October 1997, the AICPA issued Statement of Position 97-2 , "Software Revenue Recognition,"("SOP 97-2"), which is effective for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The Company does not expect SOP 97-2 to have a significant impact on its consolidated financial statements.

(2)  ACQUISITION

In November 1996, the Company acquired Symmetry Design Systems, Inc., ("Symmetry") a leading independent developer of analog and mixed-signal modeling tools and model libraries. The Company accounted for the acquisition using the purchase method and valued the transaction at approximately $2.9 million. The excess of the acquisition cost over the fair value of the net assets acquired is being amortized over three years using the straight-line method. The accompanying financial statements include the results of operations of Symmetry from the date of the acquisition.

In connection with the acquisition, the Company acquired the ongoing research and development activities of Symmetry resulting in a one-time pre-tax charge of $1.9 million, in fiscal year 1997, related to the write off of certain in-process research and development costs. The value assigned to the in-process research and development represents those research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. Accounting principles require that such costs be charged to expense as incurred.

In connection with the acquisition and in consideration for non-compete agreements entered into with certain key employees of Symmetry, the Company issued warrants to purchase 400,000 shares of the Company's common stock at $4.125 per share. The warrants are exercisable at the rate of 100,000 shares as of the end of each six-month period from the date of acquisition and expire upon termination of employment. At March 31, 1998, warrants to purchase 330,000 shares of common stock were outstanding and warrants to purchase 130,000 shares of common stock were exercisable.

(3) FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment, net consists of the following (in thousands):

                                                  March 31,
                                          ------------------------
                                            1998           1997
                                          ---------      ---------
 Office furniture                        $     940       $    936
 Computer equipment                          8,964          7,568
 Software                                    1,605          1,234
 Leasehold improvements                        375            375
                                          ---------      ---------
  Less: accumulated depreciation            11,884         10,113
   and amortization                         (8,073)        (5,833)
                                          ---------      ---------
                                         $   3,811      $   4,280
                                          ---------      ---------
                                          ---------      ----------


(4) LEASES

The Company has entered into various capital leases for certain furniture and equipment that expire at various dates during the next three years. Several capital leases require that the Company remit security deposits as collateral for the lease. Security deposits are generally released by the leasing company at the rate of one-half at twelve months and one-half at twenty-four months from the date of lease inception. In April 1997, in connection with the negotiation of a lease line of credit the Company issued warrants to purchase 10,000 shares of its common stock at $7.50 per share which were immediately exercisable and expire on June 23, 2001.

Furniture, fixtures and equipment, net include the following capital lease amounts (in thousands):

                                                March 31,
                                         ------------------------
                                            1998          1997
                                         ---------      ---------
     Furniture and equipment            $   4,577      $   4,045
     Less accumulated amortization         (3,193)        (2,558)
                                         ---------      ---------
                                        $   1,384      $   1,487
                                         ---------      ---------
                                         ---------      ---------

The Company also leases its office facilities and certain office equipment under non-cancelable operating lease agreements.

Future minimum lease payments under these leases are as follows (in thousands):

                                                     Capital       Operating
                                                      Leases        Leases
                                                     --------      ---------
     Year ending March 31,
     1999                                           $    605      $     834
     2000                                                341            642
     2001                                                142            383
     2002                                                 --            287
                                                     --------      ---------
        Total minimum lease payments                   1,088      $   2,146
                                                                   ---------
                                                                   ---------
     Less amount representing interest                   (98)
        Present value of net minimum                 --------
          capital lease payments                         990
     Less current portion of capital leases             (536)
                                                     --------
        Non-current portion of capital leases       $    454
                                                     --------
                                                     --------

Rent expense under operating leases in fiscal years 1998, 1997 and 1996 was approximately $1,248,000, $1,429,000 and $1,266,000, respectively.

(5) STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "ESPP") which allows employees of the Company to purchase shares of the Company's common stock through accumulated payroll deductions. Participating employees may elect to contribute up to 10% of their eligible compensation during each pay period to the ESPP. The ESPP provides for two semi-annual offering periods beginning February 1 and August 1 of each year. Participant funds are accumulated during the offering period and used to automatically purchase shares of the Company's common stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date. The Company has reserved 300,000 shares of common stock for issuance under the ESPP and had issued 139,913 shares as of March 31, 1998.

STOCK OPTION PLANS

The Company has a 1986 Stock Option Plan under which 625,000 shares of common stock are reserved for issuance, and a 1993 Stock Incentive Plan, as amended (the "1993 Plan") under which 1,627,911 shares of common stock are reserved for issuance. In January 1998, the Board of Directors of the Company reserved an additional 450,000 shares of common stock for issuance under the 1993 Plan, subject to approval by the shareholders of the Company at its 1998 Annual Meeting. The 1993 Plan expires in 2003 unless terminated sooner by the Company or options have been granted and exercised on all shares available under the plan.

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

The table below summarizes the Company's stock option activity:



                                                                Weighted
                                                Number          Average
                                                  of            Exercise
                                                Shares            Price
                                             ------------      ------------
   Outstanding options, March 31, 1995           765,477         $   1.68
   Granted                                       354,860             4.44
   Exercised                                     (45,957)            0.79
   Canceled                                      (29,948)            2.68
                                             ------------
   Outstanding options, March 31, 1996         1,044,432             2.63
   Granted                                       717,750             5.58
   Exercised                                    (142,263)            1.46
   Canceled                                     (293,311)            7.88
                                             ------------
   Outstanding options, March 31, 1997         1,326,608             3.74
   Granted                                       248,125             5.53
   Exercised                                     (34,647)            3.53
   Canceled                                      (56,455)            4.86
                                             ------------
   Outstanding options, March 31, 1998         1,483,631             3.98
                                             ------------
                                             ------------

At March 31, 1998, stock options to purchase approximately 758,281 shares of common stock were exercisable.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

SFAS 123 defines a fair value based method of accounting for employee stock options and similar equity instruments. As permitted under SFAS 123, the Company has elected to account for its stock-based compensation plans using APB
25. The Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal year 1998 and 1997 using the Black-Scholes pricing model and the value of options granted during fiscal year 1996 using the minimum value pricing model.

The following weighted average assumptions were used in the computations:

                                                     Fiscal Year
                                       ----------------------------------------
                                         1998             1997            1996
                                       ----------     ----------     ----------
Risk-free interest rate                   5.65%           6.0%           6.0%
Expected dividend yield                      0%             0%             0%
Expected volatility                       66.7%          77.2%            n/a
Expected lives                         9.72 years     9.96 years     9.87 years


The total value of options and warrants granted during fiscal years 1998, 1997 and 1996 was $1,076,000, $4,929,000 and $294,000, respectively, which would be amortized on a straight-line basis over the vesting period of the options or warrants (typically four years). The weighted average fair value of options and warrants granted during fiscal years 1998, 1997 and 1996 was $4.17, $4.41 per share and $0.90 per share, respectively. The Company issued 106,536 and 33,377 shares under its Company's Employee Stock Purchase Plan during fiscal years 1998 and 1997. The related weighted average purchase price and weighted average fair value of shares issued were $3.88 and $2.00, respectively for fiscal year 1998; and $4.30 and $1.15, respectively for fiscal year 1997.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net (loss) income and net (loss) income per share would have approximated the pro forma amounts show below:


                                                                              Fiscal Year
                                        -------------------------------------------------------------------------------------
                                                  1998                            1997                          1996
                                        ------------------------       ------------------------      ------------------------
                                            As             Pro             As             Pro             As           Pro
                                         Reported         Forma         Reported         Forma         Reported        Forma
                                         --------         -----         --------         -----         --------        -----
Net (loss) income (in thousands)         $ (3,354)      $ (5,434)      $ (3,041)      $ (4,131)        $  826         $  782
Diluted net (loss) income per share      $  (0.37)      $  (0.59)      $  (0.35)      $  (0.48)        $ 0.11         $ 0.10



The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to April 1, 1995. Additional awards are anticipated in future years.

The following table summarizes the information about stock options and warrants outstanding at March 31, 1998:

                                                                                           Options and
                     Options and Warrants Outstanding                                  Warrants Exercisable
-------------------------------------------------------------------------   --------------------------------------
                                            Weighted           Weighted                               Weighted
                                             Average           Average                                 Average
   Range of             Number              Remaining          Exercise            Number              Exercise
Exercise Prices     Outstanding at         Contractual           Price         Exercisable at           Price
   Per Share        March 31, 1998         Life (years)        Per Share       March 31, 1998          Per Share
   ---------        --------------         ------------        ---------       --------------          ---------
 $ 0.32 - 0.80           3,375                 1.2               $0.68               3,375               $0.68
   1.20 - 1.40         328,687                 4.6                1.39             328,687                1.39
   2.40                161,841                 6.2                2.40             123,393                2.40
   4.00 - 4.50         625,875                 8.2                4.08             277,912                4.06
   4.75 - 5.40         435,503                 8.3                5.09             125,928                5.09
   5.63 - 5.88         234,450                 9.4                5.86              14,536                5.87
   7.50                 33,900                 6.4                7.50              24,450                7.50
                   ------------                                                  ----------
                     1,823,631                                                     898,281
                   ------------                                                  ----------
                   ------------                                                  ----------


(6) INCOME TAXES

Income (loss) before income taxes was as follows (in thousands):

                                        Fiscal Year
                    ---------------------------------------------------
                       1998                1997                1996
                    -----------         -----------         -----------
United States      $    (5,782)        $    (5,880)        $    (1,336)
Foreign                  2,703               3,180               2,532
                    -----------         -----------         -----------
                   $    (3,079)        $    (2,700)        $     1,196
                    -----------         -----------         -----------
                    -----------         -----------         -----------

Income tax expense consists of the following (in thousands):

                                      Fiscal Year
                    ---------------------------------------------------
                      1998                 1997                1996
                    -----------         -----------         -----------
Current:
  State            $        49         $        --         $        28
  Foreign                  226                 341                 331
                    -----------         -----------         -----------
                           275                 341                 359
Deferred:
  Foreign                   --                  --                  11
                    -----------         -----------         -----------
                   $       275         $       341         $       370
                    -----------         -----------         -----------
                    -----------         -----------         -----------


The actual income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income
(loss) before income taxes) as follows (in thousands):

                                                                   Fiscal Year
                                                     --------------------------------------
                                                       1998           1997           1996
                                                     -------        -------        -------
Computed expected income tax
 (benefit) expense                                   $(1,047)      $  (918)       $   407
Increase (reduction) in income
  tax expense (benefit) resulting from:
     State income tax (benefit) expense                 (124)          (27)            39
     Foreign income taxes and withholding                125           285            126
     Increase (decrease) in valuation
        allowance                                      1,347           323           (237)
     In-process research and development                  --           667             --
     Other                                               (26)           11             35
                                                     -------        -------        -------
            Income tax expense                       $   275       $   341        $   370
                                                     -------        -------        -------
                                                     -------        -------        -------

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                               Fiscal Year
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------
Deferred tax assets:
  Unearned library and maintenance revenue                $   652      $   485
  Federal and state net operating loss carryforwards        2,783        1,491
  Foreign net operating loss carryforwards                    172           73
  Research and experimentation credit carryforwards           277          185
  Foreign tax credit carryforwards                             54          152
  Other                                                       427          281
                                                          -------       -------
      Total gross deferred tax assets                       4,365        2,667
  Less valuation allowance                                 (2,860)      (1,513)
                                                          -------       -------
      Net deferred tax assets                               1,505        1,154

Deferred tax liabilities:
  Furniture, fixtures and equipment, due to
    differences in depreciation                              --           (107)
  Capitalized library costs                                (1,505)      (1,047)
                                                          -------       -------
      Total gross deferred tax liabilities                 (1,505)      (1,154)
                                                          -------       -------
      Net deferred taxes                                  $    --      $    --
                                                          -------       -------
                                                          -------       -------

The valuation allowance for deferred tax assets as of March 31, 1998 was approximately $2.8 million. The net change in the total valuation allowance in fiscal years 1998, 1997 and 1996 was an increase (decrease) of approximately $1,258,000, $323,000 and $(237,000), respectively.

At March 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused research and experimentation and foreign tax credits which can be offset against future federal income taxes after the loss carryforwards. Such loss carryforwards and tax credits are summarized below (in thousands):

                                                             Expiration
                                                 Amount        Dates
                                                --------    -----------
Loss carryforwards:
  Federal                                        $7,236     2009-2013
  State                                           7,343     1999-2013
Research and experimentation credits
  (federal only)                                    277     2001-2013
Foreign tax credits (federal only)                   54          1999

In addition, the Company has foreign income tax net operating losses of approximately $172,000, which expire in various years. Due to the change in the Company's fiscal year end, federal and state net operating losses of approximately $950,000 are to be deducted ratably over the six year period from March 31, 1995 to March 31, 2000.

(7) PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all employees. The plan has 401(k) provisions whereby employees contribute to the plan through payroll deductions. The Company may elect to make discretionary contributions to the plan which are approved by the Board of Directors. The Company's contributions for fiscal years 1998 and 1997 were $202,000 and $163,000, respectively. The Company did not make discretionary contributions for fiscal year 1996.

(8) OPERATING LINE OF CREDIT

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on eligible accounts receivable and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 0.5%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 5, 1999. The Company was in compliance with or had obtained waivers of all covenants at March 31, 1998. No amounts were outstanding under this facility at March 31, 1998 and the Company is currently in the process of renegotiating the credit line.

(9) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates primarily in one business segment, comprising the electronic design automation industry. The Company's geographic revenues and operating (loss) income are summarized as follows (in thousands):

                                         Fiscal Year
                            -------------------------------------
                              1998           1997           1996
                            -------        -------        -------
Geographic revenues:
  United States            $16,610         $15,409        $14,188
  Europe                     9,180           8,551          7,550
                            -------        -------        -------
                           $25,790         $23,960        $21,738
                            -------        -------        -------
                            -------        -------        -------

Export sales-Asia          $ 2,525         $ 2,099        $ 2,265
                            -------        -------        -------
                            -------        -------        -------

Operating (loss) income:
  United States            $(6,010)        $(5,885)       $  (814)
  Europe                     3,017           3,196          2,533
                            -------        -------        -------
                           $(2,993)        $(2,689)       $ 1,719
                            -------        -------        -------
                            -------        -------        -------

No one customer accounted for more than 10% of total revenues for fiscal year 1998 or 1997. Revenue from one customer accounted for 13.6% of total revenue for fiscal year 1996.

                                                  Fiscal Year
                                           ----------------------
                                             1998           1997
                                           -------        -------
Identifiable assets (in thousands):
  United States                            $17,100        $18,118
  Europe                                     5,875          4,012
                                           -------        -------
                                           $22,975        $22,130
                                           -------        -------
                                           -------        -------

                                         F-18