Form 10-K405/A
period 1998-03-31
ANALOGY INC
filed 1998-07-08
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                    FORM 10-K/A

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

                           COMMISSION FILE NUMBER: 0-27752

                                    ANALOGY, INC.
                (Exact name of registrant as specified in its charter)
          OREGON                                          93-0892014
(STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
                                9205 SW GEMINI DRIVE
                              BEAVERTON, OREGON  97008
                              ------------------------
               (Address of principal executive offices and zip code)
                                    503-626-9700
                                    ------------
                (Registrant's telephone number including area code)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             COMMON STOCK, NO PAR VALUE
                                  (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 1, 1998 was $38,845,243 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares outstanding of the Registrant's Common Stock as of June 1, 1998 was 9,373,357 shares.

                                --------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K/A by reference portions of its Proxy Statement, to be used in connection with the Company's Annual Meeting of Shareholders to be held on or about August 4, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ANALOGY, INC.
                           1998 FORM 10-K/A ANNUAL REPORT
                                 TABLE OF CONTENTS

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

CO-SIMULATION INTERFACES. The Company's co-simulation interface products provide linkages to digital simulators widely used in the IC design market, such as Cadence Design Systems, Inc.'s Verilog-XL, Model Technology Inc.'s ModelSim VHDL and ModelSim PLUS, and Viewlogic Systems, Inc.'s Speedwave, ViewSim and VCS. The Model technology interface is a new product available as of June, 1998. The co-simulation interfaces allow customers requiring mixed-signal, mixed-technology simulation to use models previously developed for one of these digital simulators.

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

FRAMEWAY INTEGRATIONS. The Company's Frameway Integrations provide interfaces to the design frameworks provided by Mentor Graphics Corporation, Cadence Design Systems, Inc. and Viewlogic Systems, Inc. By using an Analogy Frameway Integrations product, users of these other Electronic Design Automation ("EDA") frameworks can obtain the benefits and capabilities of the Company's products while using their standard design process and the accustomed look and feel of their host EDA framework. These Frameway Integrations also give users of the Company's simulation products the advantage of being able to move models, designs and simulation data between different EDA vendor environments. If one division or customer is using Mentor Graphics Corporation's tools and another division or customer is using Cadence Design Systems, Inc.'s tools, they can both use Saber and, through the Frameway Integrations, share models or designs across environments. This interoperability is not otherwise easily accomplished and enables the Company's products to provide a bridge between competing frameworks.

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

SALES AND MARKETING

The Company markets its products worldwide through a staff that, as of March 31, 1998, consisted of 75 Company-employed field sales and support personnel. The Company manages its worldwide sales operations from its Beaverton, Oregon headquarters. The Company markets its products in North America and Europe through a direct sales and support organization. U.S. sales offices are located in these metropolitan areas: Chicago, Dallas, Detroit, Huntsville (Alabama), Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. as well as at the Company's headquarters in Beaverton, Oregon. In Europe the Company maintains, through wholly-owned subsidiaries, sales and support offices near Paris, London, Munich and Stockholm, and through distributors in the Benelux countries and Italy. The Company also maintains a direct sales office in Singapore and sells through Asian distributors in India, Japan, Korea, the PRC and Taiwan.

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

In modeling, the Company continues to expand its model libraries through internal model development and research and development contracts. The Company believes that continued enhancement of the depth, breadth and quality of its model libraries will be critical to achieving and maintaining technological and market leadership. To further its research and development efforts in modeling techniques and model development consistent with its strategic objectives, the Company pursues funded research and development from governmental entities and corporations and has also entered into model development contracts with selected customers, including government and academic organizations.

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

PROPRIETARY RIGHTS

The Company relies primarily on trade secret and ongoing development efforts to protect its technology and augments those strategies with patents, copyrights and trademarks where the Company believes it is useful to do so. The Company has obtained six U.S. and two Canadian patents on various aspects of its products, including parameter extraction techniques, Calaveras synchronization techniques for mixed mode simulation, waveform calculator and behavioral modeling. Other patent applications are pending or in process. The Company's policy has been to enter into confidentiality agreements with all employees and signed license agreements that include nondisclosure provisions with all distributors and customers. The Company limits access to and distribution of its software, applicable documentation and other proprietary information. The Company's software is protected as an unpublished copyrighted work and is shipped with a software security lock that limits software access to authorized users. Additionally, access to the software source code is only provided for interface products and selected models and only to major customers pursuant to license agreements that include nondisclosure provisions. The Company holds a worldwide, perpetual, fully paid-up license to use the Saber trademark from its owner, American Airlines, Inc. The Company has United States registrations for the following trademarks: Analogy, Analogy HDL, Calaveras Algorithm, Frameway, Hypermodel, PowerExpress, InSpecs, MODPEX and MAST. The Company has European and Japanese registrations for certain of these and other trademarks. The Company asserts other common law trademarks and has a number of registrations pending.

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

The Company received a modeling contract from the U.S. Air Force in fiscal year 1997. The Company also received a contract from the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 and a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 which provide funding to the Company for research and development. The DARPA contract contains cost sharing provisions. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, the Company does not expect significant revenues beyond fiscal year 1998 from this source. In addition, revenues from the NIST grant and the DARPA contract decreased significantly in the fourth quarter of fiscal year 1998 and are expected to be minimal in the first quarter of fiscal year 1999 and beyond. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will be replaced.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations as a percentage of total revenue:

                                                      Year Ended March 31,
                                                      --------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
 Revenue:
  Product licenses                                55.4  %    60.5  %   71.6  %
  Service and other                               44.6       39.5      28.4
                                                ------     ------    ------
      Total revenue                              100.0      100.0     100.0
 Cost of revenue:
  Product licenses                                 6.9        6.9       6.5
  Service and other                               11.0        9.2       4.6
                                                ------     ------    ------
      Total cost of revenue                       17.9       16.1      11.1
                                                ------     ------    ------
 Gross profit                                     82.1       83.9      88.9
 Operating expenses:
 Research and development                         24.3       22.6      20.8
 Sales and marketing                              56.4       52.7      49.3
 General and administrative                       11.6       11.4      10.9
 Amortization of intangibles                       1.4        0.5        --
 Acquired in-process research and development       --        7.9        --
                                                ------     ------    ------
      Total operating expenses                    93.7       95.1      81.0
                                                ------     ------    ------
 Operating (loss) income                         (11.6)     (11.2)      7.9
 Other expense, net                               (0.3)      (0.1)     (2.4)
                                                ------     ------    ------
 (Loss) income before income taxes               (11.9)     (11.3)      5.5
 Income tax expense                                1.1        1.4       1.7
                                                ------     ------    ------
 Net (loss) income                               (13.0) %   (12.7) %    3.8  %
                                                ------     ------    ------
                                                ------     ------    ------


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

                               Fiscal Year
                           ------------------
                             1998      1997
                           --------   -------
      NIST                 $    765  $    768
      U.S. Air Force          1,281       630
      DARPA                     774       348


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

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions and travel expenses for sales and marketing personnel, and advertising and public relations expenses. Sales and marketing expense increased 15.3% to $14.6 million in fiscal year 1998 from $12.6 million in fiscal year 1997, and increased as a percentage of total revenue to 56.4% in fiscal year 1998 from 52.7% in fiscal year 1997. The increases primarily resulted from increases in personnel, sales commissions, salaries, travel, the establishment of a new telemarketing function early in fiscal 1998, and costs associated with the Company's corporate image advertising campaign, which began in the fourth quarter of fiscal year 1998.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June 1998.

                                   ANALOGY, INC.

                                   By /s/ GARY P. ARNOLD
                                      ------------------
                                   Gary P. Arnold
                                   Chairman of the Board, President
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 30th day of June 1998.

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