Form 10-Q
period 1998-06-30
ANALOGY INC
filed 1998-08-06
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                    For the quarterly period ended: June 30, 1998
                                          OR
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


COMMON STOCK, NO PAR VALUE                               9,384,698
        (Class)                         (Shares outstanding at July 30, 1998)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   ANALOGY, INC.
                                     FORM 10-Q
                                       INDEX

PART I - FINANCIAL INFORMATION                                        Page
                                                                      -----
Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1998
and March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations - Three Months
ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Cash Flows - Three Months
ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .4

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .5

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .7

Item 3.  Quantitative and Qualitative Disclosure About  Market Risk. . . 13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 13

                           PART I - FINANCIAL INFORMATION

                           ANALOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                                                         June 30,      March 31,
                                                                                           1998          1998
                                                                                         -------       --------
  ASSETS
    Current assets:
      Cash and cash equivalents                                                      $    3,202       $   8,130
       Accounts receivable                                                                4,506           3,946
       Prepaid expenses                                                                   1,140           1,160
       Other assets, net                                                                  1,608           1,394
                                                                                        -------         -------
           Total current assets                                                          10,456          14,630

      Furniture, fixtures and equipment, net of accumulated
        Depreciation and amortization of $8,670 and $8,073                                3,544           3,811
      Library costs, net                                                                  4,091           3,924
      Other assets, net                                                                     560             610
                                                                                        -------         -------
                                                                                     $   18,651       $  22,975
                                                                                        -------         -------
                                                                                        -------         -------

  LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable and accrued expenses                                          $    1,580       $   1,895
      Current portion of capital leases                                                     401             536
      Accrued salaries and benefits                                                       2,164           2,726
      Unearned revenue                                                                    8,176           8,562
                                                                                        -------         -------
        Total current liabilities                                                        12,321          13,719

     Non-current portion of capital leases                                                  508             454
     Other liabilities                                                                       98             107

    Shareholders' equity:
      Common stock, no par value, authorized 35,000 shares;
        9,374 and 9,330 shares issued and outstanding                                    18,081          17,906
      Other comprehensive loss - foreign currency translation                              (196)           (205)
      Accumulated deficit                                                               (12,161)         (9,006)
                                                                                        -------         -------
        Total shareholders' equity                                                        5,724           8,695
                                                                                        -------         -------
                                                                                     $   18,651       $  22,975
                                                                                        -------         -------
                                                                                        -------         -------


    The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                      (Unaudited)


                                                                                     Three months ended June 30,
                                                                                   ------------------------------
                                                                                   1998                      1997
                                                                                   ----                      ----
  Revenue:
     Product licenses                                                          $   2,834                 $   2,751
     Service and other                                                             2,578                     2,461
                                                                                  ------                    ------
         Total revenue                                                             5,412                     5,212

  Cost of revenue:
     Product licenses                                                                520                       551
     Service and other                                                               334                       584
                                                                                  ------                    ------
         Total cost of revenue                                                       854                     1,135
                                                                                  ------                    ------

         Gross profit                                                              4,558                     4,077

  Operating expenses:
     Research and development                                                      2,396                     1,511
     Sales and marketing                                                           3,604                     3,088
     General and administrative                                                      684                       668
     Amortization of intangibles                                                      92                        92
     Restructuring charges                                                           557                         -
                                                                                  ------                    ------
          Total operating expenses                                                 7,333                     5,359
                                                                                  ------                    ------

          Operating loss                                                          (2,775)                   (1,282)

  Other income (expense), net                                                       (202)                       25
                                                                                  ------                    ------
          Loss before income taxes                                                (2,977)                   (1,257)

  Income tax expense (benefit)                                                       178                      (314)
                                                                                  ------                    ------

          Net loss                                                             $  (3,155)                $    (943)
                                                                                  ------                    ------
                                                                                  ------                    ------

  Basic and diluted net loss per common share                                  $   (0.34)                $   (0.10)
                                                                                  ------                    ------
                                                                                  ------                    ------

  Shares used in basic and diluted per share
     calculations                                                                  9,358                     9,127
                                                                                  ------                    ------
                                                                                  ------                    ------

    The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (In thousands)
                                    (Unaudited)




                                                                                          Three months ended June 30,
                                                                                          --------------------------
                                                                                            1998               1997
                                                                                            ----               ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $  (3,155)         $    (943)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                                        1,047                832
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    (528)             3,303
      Prepaid expenses and other assets                                                      (235)              (220)
      Accounts payable and accrued expenses                                                  (919)            (1,052)
      Unearned revenue                                                                       (451)              (242)
                                                                                           ------             ------
            Net cash (used in) provided by operating activities                            (4,241)             1,678
                                                                                           ------             ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of marketable securities                                                       -              1,700
     Capital expenditures for furniture, fixtures and equipment                              (149)              (427)
     Capital expenditures for library costs                                                  (486)              (544)
                                                                                           ------             ------
            Net cash (used in) provided by investing activities                              (635)               729
                                                                                           ------             ------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                         (256)              (101)
     Proceeds from exercise of common stock options and warrants                              175                 36
                                                                                           ------             ------
           Net cash used in financing activities                                              (81)               (65)
                                                                                           ------             ------

  Effect of exchange rate changes on cash and cash equivalents                                 29                (14)
                                                                                           ------             ------

            Net (decrease) increase in cash and cash equivalents                           (4,928)             2,328

     Cash and cash equivalents at beginning of period                                       8,130              1,827
                                                                                           ------             ------
     Cash and cash equivalents at end of period                                         $   3,202          $   4,155
                                                                                           ------             ------
                                                                                           ------             ------


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                          $     134          $      34
      Income taxes                                                                            304                  9
  SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
     Acquisition of equipment under capital lease obligations                           $     175          $       -


    The accompanying notes are an integral part of these consolidated financial statements.

                           ANALOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The unaudited financial information included herein for the three months ended June 30, 1998 and 1997 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1998 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Annual Report on Form 10-K for the year ended March 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1998, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1999, or any portion thereof.

2.  RECLASSIFICATIONS

The Company has reclassified certain prior period information to conform with the current period presentation.

3.  COMPREHENSIVE LOSS

On April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Company's consolidated financial position, results of operations or cash flows for the three months ended June 30, 1998 and 1997. The reconciliation of net loss to comprehensive loss is as follows (in thousands):

                                                   Three Months Ended June 30,
                                                   --------------------------
                                                       1998           1997
                                                       ----           ----
  Net loss                                        $   (3,155)     $   (943)
  Foreign currency translation adjustments                (9)           19
                                                      ------          ----
  Comprehensive loss                              $   (3,164)     $   (924)
                                                      ------          ----
                                                      ------          ----

4.  NET LOSS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of approximately 1,453,000 and 1,340,000 shares for the three months ended June 30, 1998 and 1997, respectively, and warrants outstanding for the purchase of 300,000 and 410,000 shares for three months ended June 30, 1998 and 1997, respectively, were not included in loss per share calculations, because to do so would have been antidilutive.

5. RESTRUCTURING

Results of operations for the first quarter of fiscal year 1999 included a $557,000 charge for the costs associated with a restructuring plan undertaken to improve profitability, consisting of a work force reduction primarily in the marketing and research and development functions of the Company. All of the restructuring charges were paid in the first quarter of fiscal year 1999.

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

The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and both commercial and governmental contract model development and research and development contracts. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from sales to resellers is generally recognized upon shipment to the reseller. In the case of certain long-term contracts, revenue is recognized on a subscription basis over the life of the contract. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting and certain other services revenue is recognized as the services or portions thereof have been provided. Revenue from contract model development is generally recognized upon shipment of the underlying models, or upon acceptance criteria as agreed to with the customer.

The Company received a modeling contract from the U.S. Air Force in fiscal year 1997. The Company also received a contract from the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 and a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 which provided funding to the Company for research and development. The DARPA contract contains cost sharing provisions. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further revenues will be received in fiscal year 1999 from this source. In addition, revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract are expected to be minimal in fiscal year 1999, as this award nears expiration. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will be replaced.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the receipt and timing of orders for the Company's products, the timing of sell-through by resellers, the lengthy sales cycles for the Company's products, the effect of the Asian economic situation, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, Analogy's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Analogy's order patterns and competitive initiatives, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company.

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

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the receipt and timing of significant orders, increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new or enhanced versions of the Company's products, seasonal factors, the mix of direct and indirect sales and general economic conditions, and the potential effect of the Asian economic situation. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, results of operations may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Seasonal factors, including decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the aerospace, defense, automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:

                                                                  THREE MONTHS                  THREE MONTHS
                                                                     ENDED                         ENDED
 STATEMENT OF OPERATIONS DATA:                                   JUNE 30, 1998                  JUNE 30, 1997
                                                                 -------------                 -------------
 Revenue:
   Product licenses                                           $  2,834        52.4 %         $ 2,751      52.8%
   Service and other                                             2,578        47.6             2,461      47.2
                                                                ------       -----            ------     -----
       Total revenue                                             5,412       100.0             5,212     100.0
 Cost of revenue:
    Product licenses                                               520         9.6               551      10.6
    Service and other                                              334         6.2               584      11.2
                                                                ------       -----            ------     -----
       Total cost of revenue                                       854        15.8             1,135      21.8
                                                                ------       -----            ------     -----
 Gross profit                                                    4,558        84.2             4,077      78.2
 Operating expenses:
    Research and development                                     2,396        44.3             1,511      29.0
    Sales and marketing                                          3,604        66.6             3,088      59.2
    General and administrative                                     684        12.6               668      12.8
    Amortization of intangibles                                     92         1.7                92       1.8
    Restructuring charges                                          557        10.3                 -         -
                                                                ------       -----            ------     -----
       Total operating expenses                                  7,333       135.5             5,359     102.8
                                                                ------       -----            ------     -----
 Operating loss                                                 (2,775)      (51.3)           (1,282)    (24.6)
 Other income (expense), net                                      (202)       (3.7)               25       0.5
                                                                ------       -----            ------     -----
 Loss before income taxes                                       (2,977)      (55.0)           (1,257)    (24.1)
 Income tax expense (benefit)                                      178         3.3              (314)     (6.0)
                                                                ------       -----            ------     -----
 Net loss                                                     $ (3,155)      (58.3)%         $  (943)    (18.1)%
                                                                ------       -----            ------     -----
                                                                ------       -----            ------     -----

FIRST QUARTER OF FISCAL YEAR 1999 COMPARED TO FIRST QUARTER OF FISCAL YEAR 1998

REVENUE

Total revenue increased 3.8% to $5.4 million in the first quarter of fiscal year 1999 from $5.2 million in the first quarter of fiscal year 1998. No one customer accounted for 10% or more of total revenue in the first quarters of fiscal year 1999 and 1998.

Product license revenue was flat at approximately $2.8 million in the first quarters of both fiscal year 1999 and 1998, resulting from reduced demand from customers in Asia in the first quarter of fiscal year 1999, offset by increased demand from customers in the automotive industry in the U.S. and Germany.

Service and other revenue increased 4.8% to $2.6 million in the first quarter of fiscal year 1999 from $2.5 million in the first quarter of fiscal year 1998. The change was due primarily to continued demand for the Company's maintenance and other services and growth in the Company's installed base. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further revenues will be received in fiscal year 1999 from this source. In addition, revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and the revenues from the DARPA contract are expected to be minimal in fiscal year 1999, as this award nears expiration. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will be replaced.

Revenues recognized under these contracts were as follows (dollars in thousands):

                                       Three months
                                       ended June 30,
                                  -----------------------
                                  1998               1997
                                  ----               ----
 NIST                            $  74             $  209
 U.S. Air Force                      -                161
 DARPA                              36                137


Total revenues from U.S. government-related sources, including the previously mentioned specific awards, were not significant as a percentage of total revenues in the first quarter of fiscal year 1999, and were approximately 9.7% of total revenues in the first quarter of fiscal year 1998. The cancellation or reduction of projects being undertaken by the U.S. government requiring products or services provided by the Company, or the Company's failure to obtain additional awards of such projects, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. International revenue was $2.7 million (49% of total revenue) in the first quarter of fiscal year 1999 compared to $2.7 million (52% of total revenue) in the first quarter of fiscal year 1998. The Company is continuing to monitor the Asian financial situation and the potential impact on its customers.

COST OF REVENUE

Total cost of revenue decreased 24.8% to $854,000 in the first quarter of fiscal year 1999 from $1.1 million in the first quarter of fiscal year 1998.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 18.3% of product license revenue in the first quarter of fiscal year 1999 from 20.0% in the first quarter of fiscal year 1998. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant, and the direct cost of providing services such as training and consulting. Cost of service and other revenue decreased to 13.0% of service and other revenue in the first quarter of fiscal year 1999 from 23.7% of service and other revenue in the first quarter of fiscal year 1998. The decrease was primarily attributable to decreased activity under the NIST, U.S. Air Force and DARPA contracts and an increase in the Company's installed base in fiscal year 1999. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further costs will be incurred in fiscal year 1999 in connection with this contract. In addition, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and the costs incurred under the DARPA contract are expected to be minimal in fiscal year 1999, as this award nears expiration.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. The costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses increased 58.6% to $2.4 million in the first quarter of fiscal year 1999 from $1.5 million the first quarter of fiscal year 1998 and increased as a percentage of total revenue to 44.3% in the first quarter of fiscal year 1999 from 29.0% in the first quarter of fiscal year 1998. As discussed under "Revenue" and "Cost of Revenue", above, the final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and the DARPA contract expires in fiscal 1999. Accordingly, payroll and overhead related to research and development personnel performing work under these contracts was matched with related revenues and recorded as cost of service and other revenue in fiscal year 1998; whereas similar costs in the first quarter of fiscal year 1999 are recorded in research and development expense. Additionally, the increase was attributable to increases in research and development personnel and increased salaries in the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense increased 16.7% to $3.6 million in the first quarter of fiscal year 1999 from $3.1 million in the first quarter of fiscal year 1998, and increased as a percentage of total revenue to 66.6% in the first quarter of fiscal year 1999 from 59.2% in the first quarter of fiscal year 1998. The increases primarily resulted from increases in personnel, salaries, travel expenses and costs associated with the Company's corporate image marketing campaign, which began in the fourth quarter of fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses increased slightly to $684,000 in the first quarter of fiscal year 1999 from $668,000 in the first quarter of fiscal year 1998, and decreased slightly as a percentage of total revenue to 12.6% in the first quarter of fiscal year 1999 from 12.8% in the first quarter of fiscal year 1998.

RESTRUCTURING CHARGES

Results of operations for the first quarter of fiscal year 1999 included a $557,000 charge for the costs associated with a restructuring plan undertaken to improve profitability, consisting of a work force reduction primarily in the marketing and research and development functions of the Company. All of the restructuring charges were paid in the first quarter of fiscal year 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net primarily consists of interest income on cash, cash equivalents and marketable securities offset by interest expense associated with capital leases and the effects of foreign currency transaction gains and losses. Other (expense) income, net was $(202,000) and $25,000 in the first quarter of fiscal years 1999 and 1998, respectively. The change was primarily attributable to amortization of finance charges related to the sale of approximately $4.0 million of accounts receivable to a financial institution in the fourth quarter of fiscal year 1998, reduced interest income resulting from lower levels of cash and cash equivalents held during the periods and the effect of foreign currency transaction gains and losses.

INCOME TAX EXPENSE (BENEFIT)

The Company provided for foreign taxes of $178,000 and $30,000 in the first quarters of fiscal years 1999 and 1998, respectively. In the first quarter of fiscal year 1998 the Company also recorded a benefit from the utilization of net operating loss carryforwards of $344,000. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.2 million in the first quarter of fiscal year 1999. This primarily resulted from a net loss for the period, adjustments for depreciation and amortization, decreases in accounts payable and accrued expenses and accrued salaries and benefits as result of the timing of payments, and an increase in accounts receivable. Accounts receivable increased compared to the balance at March 31, 1998 which was net of a March 1998 sale of approximately $4.0 million of accounts receivable to a financial institution.

Net cash used in investing activities was $635,000 in the first quarter of fiscal year 1999, which primarily included expenditures associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems.

Net cash used in financing activities was $81,000 in the first quarter of fiscal year 1999, which included principal payments on capital lease obligations offset by proceeds from the exercise of stock options and warrants.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on eligible accounts receivable, and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 0.5%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 4, 1999. The Company was in compliance with all covenants at June 30, 1998. No amounts were outstanding under this facility at June 30, 1998.

The Company has a lease line of credit, which allows for the lease of computers and related equipment, under which approximately $502,000 was outstanding at June 30, 1998. Amounts borrowed under the lease line of credit are to be repaid over 36 months. The lease line of credit expires on March 31, 1999. In April 1997, in connection with the negotiation of the lease line of credit the Company issued warrants to purchase 10,000 shares of its common stock at $7.50 per share which expire on June 23, 2001.

The Company believes its existing cash and cash equivalents, combined with amounts available under its operating line of credit and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

YEAR 2000 ISSUE

The Company has made an assessment of the effect of the Year 2000 issue on its systems, equipment and software products. Based on this assessment, the Company believes that its software applications, operational programs and its software products will properly recognize calendar dates beginning in the Year 2000, and accordingly does not currently expect to incur material costs in connection with the Year 2000 issue, as it affects the Company's systems, equipment and software products. The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. In response to this, the Company is taking steps, including contacting its major suppliers, to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if any, need be taken by the Company in response to such risks. There can be no assurance that failure of the Company, or of parties with which the Company transacts business, to identify and remedy Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.


                            PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     EXHIBIT NO.
          27        Financial Data Schedule

(b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter and fiscal year ended March 31, 1998, was filed under Item 5, on May 15, 1998.

A Report on Form 8-K, containing the Company's press release disclosing information about employment reductions and associated costs and an announcement that the Company expected to report an operating loss for the quarter ended June 30, 1998, was filed under Item 5, on June 11, 1998.

No other Reports on Form 8-K were filed during the quarter ended June 30, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 1998


                                   ANALOGY, INC.

                                   By:/s/ Gary P. Arnold
                                      -------------------------------
                                      Gary P. Arnold
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)