Form 10-Q
period 1998-09-30
ANALOGY INC
filed 1998-11-13
CIK 893573

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

               For the quarterly period ended: September 30, 1998
                                       OR

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

COMMON STOCK, NO PAR VALUE                               9,436,586
            (Class)                   (Shares outstanding at October 30, 1998)




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ANALOGY, INC.
                                    FORM 10-Q
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1998
and March 31, 1998........................................................     2

Consolidated Statements of Operations - Three Months and Six Months
ended September 30, 1998 and 1997.........................................     3

Consolidated Statements of Cash Flows - Six Months
ended September 30, 1998 and 1997.........................................     4

Notes to Consolidated Financial Statements................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................     7

Item 3.  Quantitative and Qualitative Disclosure About  Market Risk.......    15

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............    15

Item 6.  Exhibits and Reports on Form 8-K.................................    15

                                         1

                         PART I - FINANCIAL INFORMATION

                         ANALOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                               September 30,            March 31,
                                                                   1998                    1998
                                                             ------------------        -------------
ASSETS
  Current assets:

    Cash and cash equivalents                                  $       1,676           $      8,130
     Accounts receivable                                               5,754                  3,946
     Prepaid expenses                                                  1,331                  1,160
     Other assets, net                                                 2,041                    506
                                                                   ----------            -----------
         Total current assets                                         10,802                 13,742

  Furniture, fixtures and equipment, net of accumulated
      depreciation and amortization of $9,274 and $8,073               3,178                  3,811
  Library costs, net                                                   4,222                  3,924
  Other assets, net                                                    2,141                  1,498
                                                                   ----------            -----------
                                                               $      20,343           $     22,975
                                                                   ----------            -----------
                                                                   ----------            -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:

    Accounts payable and accrued expenses                      $       1,430           $      1,895
    Current portion of capital leases                                    463                    536
    Accrued salaries and benefits                                      2,371                  2,726
    Unearned revenue                                                   8,027                  7,254
                                                                   ----------            -----------
      Total current liabilities                                       12,291                 12,411

 Non-current portion of capital leases                                   288                    454
 Deferred contract revenue                                             2,025                  1,308
 Other liabilities                                                        91                    107

Shareholders' equity:

    Common stock, no par value, authorized 35,000 shares;
      9,437 and 9,330 shares issued and outstanding                   18,343                 17,906
    Other comprehensive loss- foreign currency translation              (172)                  (205)
    Accumulated deficit                                              (12,523)                (9,006)
                                                                   ----------            -----------
      Total shareholders' equity                                       5,648                  8,695
                                                                   ----------            -----------
                                                               $      20,343           $     22,975
                                                                   ----------            -----------
                                                                   ----------            -----------




    The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                             Three months ended                Six months ended
                                                September 30,                     September 30,
                                        -----------------------------    -----------------------------
                                             1998             1997           1998             1997
                                        -------------     -----------    ------------    -------------
Revenue:
   Product licenses                     $     4,045      $    3,470      $     6,880     $      6,221
   Service and other                          2,372           3,272            4,949            5,733
                                           ---------        --------        ---------       ----------
      Total revenue                           6,417           6,742           11,829           11,954

Cost of revenue:
   Product licenses                             393             423              913              970
   Service and other                            220             958              554            1,546
                                           ---------        --------        ---------       ----------
      Total cost of revenue                     613           1,381            1,467            2,516
                                           ---------        --------        ---------       ----------

      Gross profit                            5,804           5,361           10,362            9,438

Operating expenses:
   Research and development                   2,296           1,192            4,692            2,703
   Sales and marketing                        3,080           3,216            6,683            6,304
   General and administrative                   621             756            1,305            1,424
   Amortization of intangibles                   92              92              184              184
   Restructuring charges                          -               -              557                -
                                           ---------        --------        ---------       ----------
      Total operating expenses                6,089           5,256           13,421           10,615
                                           ---------        --------        ---------       ----------

      Operating (loss) income                  (285)            105           (3,059)         (1,177)

Other expense, net                              (30)            (31)            (232)             (6)
                                           ---------        --------        ---------       ----------
      (Loss) income before income
         taxes                                 (315)             74           (3,291)         (1,183)

Income tax expense (benefit)                     47              19              226            (295)
                                           ---------        --------        ---------       ----------

      Net (loss) income                 $      (362)     $       55      $    (3,517)    $      (888)
                                           ---------        --------        ---------       ----------
                                           ---------        --------        ---------       ----------

Basic net (loss) income per share       $    (0.04)      $     0.01      $     (0.37)    $     (0.10)
                                           ---------        --------        ---------       ----------
                                           ---------        --------        ---------       ----------
Diluted net (loss) income per share     $    (0.04)      $     0.01      $     (0.37)    $     (0.10)
                                           ---------        --------        ---------       ----------
                                           ---------        --------        ---------       ----------


Shares used in per share calculations:
  Basic                                       9,417           9,171            9,388            9,149
                                           ---------        --------        ---------       ----------
                                           ---------        --------        ---------       ----------
  Diluted                                     9,417           9,808            9,388            9,149
                                           ---------        --------        ---------       ----------
                                           ---------        --------        ---------       ----------



     The accompanying notes are an integral part of these consolidated financial statements.
                                         3

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)


                                                                        Six months ended September 30,
                                                                   --------------------------------------
                                                                         1998                    1997
                                                                   -----------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                         $     (3,517)       $        (888)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                        2,058                1,845
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (1,610)               2,271
    Prepaid expenses and other assets                                      (181)                (216)
    Accounts payable and accrued expenses                                  (956)              (1,181)
    Unearned revenue                                                     (1,070)                (264)
                                                                      ----------           ----------
          Net cash (used in) provided by operating activities            (5,276)                1,567
                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of marketable securities                                       --                1,700
   Capital expenditures for furniture, fixtures and equipment              (447)                (819)
   Capital expenditures for library costs                                  (955)              (1,131)
                                                                      ----------           ----------
          Net cash used in investing activities                          (1,402)                (250)
                                                                      ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                         (317)                (250)
   Proceeds from exercise of stock options and warrants                     437                  231
                                                                      ----------           ----------
          Net cash provided by (used in) financing activities               120                  (19)
                                                                      ----------           ----------

Effect of exchange rate changes on cash and cash equivalents                104                  (12)
                                                                      ----------           ----------


          Net (decrease) increase in cash and cash equivalents           (6,454)               1,286

   Cash and cash equivalents at beginning of period                       8,130                1,827
                                                                      ----------           ----------
   Cash and cash equivalents at end of period                      $      1,676        $       3,113
                                                                      ----------           ----------
                                                                      ----------           ----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                       $        158        $          68
    Income taxes                                                            138                  158
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

   Acquisition of equipment under capital lease obligations        $         78        $          63
   Recognition of deferred and unearned contract revenue                  2,560                   --


     The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited financial information included herein for the three and six months ended September 30, 1998 and 1997 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1998 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1998, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1999, or any portion thereof.

2.  RECLASSIFICATIONS

At September 30, 1998, the Company recorded deferred contract revenue primarily related to a long term contract received during the current quarter, and reclassified certain similar prior period amounts to conform with the current period presentation. Certain other prior period amounts have been reclassified to conform with the current period presentation.

3.  COMPREHENSIVE LOSS

On April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Company's consolidated financial position, results of operations or cash flows for the three and six months ended September 30, 1998 and 1997. The reconciliation of net (loss) income to comprehensive (loss) income is as follows (in thousands):

                                                  Three Months Ended September 30,
                                               --------------------------------------
                                                         1998               1997
                                                       ----------         ---------
Net (loss) income                                  $        (362)     $         55
Foreign currency translation adjustments                      24                (1)
                                                       ----------         ---------
                                                       ----------         ---------
Comprehensive (loss) income                        $        (338)      $        54
                                                       ----------         ---------
                                                       ----------         ---------

                                                  Six Months Ended September 30,
                                               --------------------------------------
                                                         1998               1997
                                                       ----------         ---------
Net loss                                           $      (3,517)     $       (888)
Foreign currency translation adjustments                      33               (19)
                                                       ----------         ---------
Comprehensive loss                                 $      (3,484)      $      (907)
                                                       ----------         ---------
                                                       ----------         ---------

                                         5

4.  NET LOSS/INCOME PER SHARE

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and potential common shares related to stock options and warrants outstanding during the period. Potential common shares of 637 were used in the calculation of diluted earnings per share for the quarter ended September 30, 1997.

The dilutive effect of stock options outstanding for the purchase of 1,523,000 shares for the three months and six months ended September 30, 1998, and 1,332,000 shares for the three months and six months ended September 30, 1997; and warrants outstanding for the purchase of 300,000 shares for the three months and six months ended September 30, 1998, and 410,000 shares for three months and six months ended September 30, 1997, respectively, were not included in loss per share calculations, because to do so would have been antidilutive.

5. RESTRUCTURING

Results of operations for the first quarter of fiscal year 1999 included a $557,000 charge for costs associated with a restructuring plan undertaken to improve profitability. The restructuring plan consisted of a work force reduction primarily in the marketing and research and development functions of the Company. All of the restructuring charges were paid in the first quarter of fiscal year 1999.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the receipt and timing of orders for the Company's products, the lengthy sales cycles for the Company's products, the effect of the Asian economic situation, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns and competitive initiatives, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission or otherwise disclosed by the Company.

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

The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the receipt and timing of significant orders, increased competition, the timing of new product announcements, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new or enhanced versions of the Company's products, seasonal factors, the mix of direct and indirect sales, general economic conditions, and the potential effect of the Asian economic situation. In particular, the Company's quarterly operating results have in the past fluctuated as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, results of operations may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Seasonal factors, including decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the aerospace, defense, automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

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

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue (dollars in thousands):


                                               THREE MONTHS                     THREE MONTHS
                                                   ENDED                           ENDED
STATEMENT OF OPERATIONS DATA:                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                   1998                               1997
                                            --------------------            ---------------------
Revenue:
  Product licenses                       $    4,045        63.0  %       $     3,470        51.5  %
  Service and other                           2,372        37.0                3,272        48.5
                                            --------    --------            ---------    --------
      Total revenue                           6,417       100.0                6,742       100.0
Cost of revenue:
   Product licenses                             393         6.1                  423         6.3
   Service and other                            220         3.5                  958        14.2
                                            --------    --------            ---------   --------
      Total cost of revenue                     613         9.6                1,381        20.5
                                            --------    --------            ---------    --------
Gross profit                                  5,804        90.4                5,361        79.5
Operating expenses:
   Research and development                   2,296        35.8                1,192        17.7
   Sales and marketing                        3,080        48.0                3,216        47.7
   General and administrative                   621         9.7                  756        11.2
   Amortization of intangibles                   92         1.4                   92         1.4
                                            --------    --------            ---------   --------
      Total operating expenses                6,089        94.9                5,256        78.0
                                            --------    --------            ---------    --------
Operating (loss) income                        (285)       (4.5)                 105         1.5
Other expense, net                              (30)       (0.4)                 (31)       (0.4)
                                            --------    --------            ---------    --------
(Loss) income before income taxes              (315)       (4.9)                  74         1.1
Income tax expense                               47         0.7                   19         0.3
                                            --------    --------           ---------    --------
Net (loss) income                        $     (362)       (5.6) %       $        55         0.8  %
                                            --------    --------            ---------    --------
                                            --------    --------            ---------    --------

-------------------------------------------------------------------------------------------------



                                                SIX MONTHS                       SIX MONTHS
                                                   ENDED                           ENDED
STATEMENT OF OPERATIONS DATA:               SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                            --------------------            ---------------------
Revenue:
  Product licenses                       $    6,880        58.2  %       $      6,221       52.0  %
  Service and other                           4,949        41.8                 5,733       48.0
                                            --------    --------            ----------    -------
      Total revenue                          11,829       100.0                11,954      100.0
Cost of revenue:
   Product licenses                             913         7.7                   970        8.2
   Service and other                            554         4.7                 1,546       12.8
                                            --------    --------            ----------    -------
      Total cost of revenue                   1,467        12.4                 2,516       21.0
                                            --------    --------            ----------    -------
Gross profit                                 10,362        87.6                 9,438       79.0
Operating expenses:
   Research and development                   4,692        39.7                 2,703       22.6
   Sales and marketing                        6,683        56.5                 6,304       52.8
   General and administrative                 1,305        11.0                 1,424       11.9
   Amortization of intangibles                  184         1.6                   184        1.5
   Restructuring charges                        557         4.7                     -          -
                                            --------    --------            ----------    -------
      Total operating expenses               13,421       113.5                10,615       88.8
                                            --------    --------            ----------    -------
Operating loss                               (3,059)      (25.9)               (1,177)      (9.8)
Other expense, net                             (232)       (1.9)                  (6)       (0.1)
                                            --------    --------            ----------    -------
Loss before income taxes                     (3,291)      (27.8)               (1,183)      (9.9)
Income tax expense (benefit)                    226         1.9                  (295)      (2.5)
                                            --------    --------            ----------    -------
Net loss                                 $   (3,517)      (29.7) %       $       (888)      (7.4) %
                                            --------    --------            ----------    -------
                                            --------    --------            ----------    -------

-------------------------------------------------------------------------------------------------



SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL YEARS 1999 AND 1998

REVENUE

Total revenue decreased 4.8% to $6.4 million in the second quarter of fiscal year 1999 from $6.7 million in the second quarter of fiscal year 1998, and decreased 1.0% to $11.8 million in the first six months of fiscal year 1999 from $12.0 in the first six months of fiscal year 1998. No one customer accounted for 10% or more of total revenue in the second quarter or first six months of fiscal years 1999 or 1998.

Product license revenue increased 16.6% to $4.0 million in the second quarter of fiscal year 1999 from $3.5 million in the second quarter of fiscal year 1998, and increased 10.6% to $6.9 million in the first six months of fiscal year 1999 from $6.2 million in the first six months of fiscal year 1998. The increases resulted from increased demand for the Company's products from customers in the U.S. and Europe, offset by reduced demand from customers in Asia in the first six months of fiscal year 1999.

Service and other revenue decreased 27.5% to $2.4 million in the second quarter of fiscal year 1999 from $3.3 million in the second quarter of fiscal year 1998, and decreased 13.7% to $4.9 million in the first six months of fiscal year 1999 from $5.7 million in the first six months of fiscal year 1998. The changes were due primarily to decreased revenues under the NIST grant and U.S. government contracts, offset by increasing demand for the Company's maintenance and other services resulting from growth in the Company's installed base. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further revenues will be received in fiscal year 1999 from this source. In addition, revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract are expected to be minimal in fiscal year 1999, as this award nears expiration. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will be replaced. Revenues recognized under these contracts, in the aggregate were $27,000 and $1.1 million for the three months ended September 30, 1998 and 1997, respectively, and $137,000 and $1.6 million for the six months ended September 30, 1998 and 1997, respectively.

Total revenues from U.S. government-related sources, including the previously mentioned specific awards, were not significant as a percentage of total revenues in the first six months of fiscal year 1999, and were approximately 13.3% of total revenues in the first six months of fiscal year 1998.

The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. International revenue was $6.0 million (51% of total revenue) in the first six months of fiscal year 1999 compared to $5.4 million (45% of total revenue) in the first six months of fiscal year 1998. The Company is continuing to monitor the Asian financial situation and the potential impact on its customers.

COST OF REVENUE

Total cost of revenue decreased 55.6% to $613,000 in the second quarter of fiscal year 1999 from $1.4 million in the second quarter of fiscal year 1998, and decreased 41.7% to $1.5 million in the first six months of fiscal year 1999 from $2.5 million in the first six months of fiscal year 1998.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense and the amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 9.7% of product license revenue in the second quarter of fiscal year 1999 from 12.2% in the second quarter of fiscal year 1998, and decreased to 13.3% of product license revenue in the first six months of fiscal year 1999 from 15.6% in the first six months of fiscal year 1998. Costs such as documentation expense and supplies are expensed as incurred, which may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant (primarily in the fiscal 1998 periods), and the direct cost of providing services such as training and consulting. As a percentage of service and other revenue, cost of service and other revenue decreased to 9.3% of service and other revenue in the second quarter of fiscal year 1999 from 29.3% in the second quarter of fiscal year 1998, and decreased to 11.2% of service and other revenue in the first six months of fiscal year 1999 from 27.0% of service and other revenue in the first six months of fiscal year 1998. The decreases were primarily attributable to decreased activity under the NIST grant, and the U.S. Air Force and DARPA contracts, which had higher costs associated with them than the Company's other services. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further costs will be incurred in fiscal year 1999 in connection with this contract. In addition, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and costs incurred under the DARPA contract are expected to be minimal in fiscal year 1999 as this award nears expiration.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. Costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses increased 92.6% to $2.3 million in the second quarter of fiscal year 1999 from $1.2 million in the second quarter of fiscal year 1998, and increased 73.6% to

$4.7 million in the first six months of fiscal year 1999, from $2.7 million in the first six months of fiscal year 1998. As discussed under "Revenue" and "Cost of Revenue" above, the final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and the DARPA contract expires in fiscal 1999. Accordingly, payroll and overhead related to research and development personnel performing work under these contracts was matched with related revenues and recorded as cost of service and other revenue in fiscal year 1998, whereas similar costs in the first six months of fiscal year 1999 were recorded as research and development expense, which increased research and development expense in fiscal 1999. This increase was partially offset by the work force reduction which occurred in the first quarter of fiscal 1999, pursuant to the Company's restructuring plan. As a percentage of total revenue, research and development costs increased to 35.8% in the second quarter of fiscal year 1999 from 17.7% in the second quarter of fiscal year 1998, and increased to 39.7% in the first six months of fiscal year 1999 from 22.6% in the first six months of fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense decreased 4.2% to $3.1 million in the second quarter of fiscal year 1999 from $3.2 million in the second quarter of fiscal year 1998, but increased 6.0% to $6.7 million in the first six months of fiscal year 1999 from $6.3 million in the first six months of fiscal year 1998. The decrease in comparing the second quarters of fiscal years 1999 and 1998 was primarily the result of the work force reduction which occurred in the first quarter of fiscal 1999, pursuant to the Company's restructuring plan. The increase in comparing the first six months of fiscal years 1999 and 1998 primarily resulted from increases in personnel, salaries, travel expenses and costs associated with the Company's corporate image marketing campaign, which began in the fourth quarter of fiscal year 1998, offset by the effect of the work force reduction described above. As a percentage of total revenue, sales and marketing expenses increased to 48.0% in the second quarter of fiscal year 1999 from 47.7% in the second quarter of fiscal year 1998, and increased to 56.5% in the first six months of fiscal year 1999 from 52.8% in the first six months of fiscal year 1998, due to decreased revenue in the second quarter and first six months of fiscal year 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses decreased 17.9% to $621,000 in the second quarter of fiscal year 1999 compared to $756,000 in the second quarter of fiscal year 1998, and decreased 8.4% to $1.3 million in the first six months of fiscal year 1999 compared to $1.4 million in the first six months of fiscal year 1998. The decreases primarily resulted from work force reductions implemented during the first quarter of fiscal year 1999. As a percentage of total revenue, general and administrative expenses decreased to 9.7% in the second quarter of fiscal year 1999 from 11.2% in the second quarter of fiscal year 1998, and decreased to 11.0% in the first six months of fiscal year 1999 from 11.9% in the first six months of fiscal year 1998.

RESTRUCTURING CHARGES

Results of operations for the first quarter of fiscal year 1999 included a $557,000 charge for costs associated with a restructuring plan undertaken to improve profitability. The restructuring plan consisted of a work force reduction primarily in the marketing and research and development functions of the Company. All of the restructuring charges were paid in the first quarter of fiscal year 1999.

OTHER EXPENSE, NET

Other expense, net primarily consists of interest expense associated with capital leases, the effects of foreign currency transaction gains and losses, and interest income on cash, cash equivalents and marketable securities. Other expense, net was $30,000 and $31,000 in the second quarters of fiscal years 1999 and 1998, respectively. Other expense, net was $232,000 and $6,000 in the first six months of fiscal years 1999 and

1998, respectively. The change in the six month periods was primarily attributable to amortization of finance charges in the first quarter of fiscal year 1999, related to the sale of approximately $4.0 million of accounts receivable to a financial institution in the fourth quarter of fiscal year 1998, reduced interest income resulting from lower levels of cash and cash equivalents held during the periods and the effect of foreign currency transaction gains and losses.

INCOME TAX EXPENSE (BENEFIT)

The Company provided for foreign income and withholding taxes of $226,000 and $158,000 in the first six months of fiscal years 1999 and 1998, respectively. In the first quarter of fiscal year 1998 the Company also recorded a benefit from the utilization of net operating loss carryforwards of $453,000. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.3 million in the first six months of fiscal year 1999. This primarily resulted from a net loss for the period, decreases in accounts payable and accrued expenses as a result of the timing of payments, an increase in accounts receivable and a decrease in unearned revenue, offset by adjustments for depreciation and amortization. Accounts receivable increased compared to the balance at March 31, 1998 which was net of a March 1998 sale of approximately $4.0 million of accounts receivable to a financial institution. Unearned revenue decreased as more revenue was recognized than was billed in the first six months of fiscal year 1999. At September 30, 1998, the Company recorded deferred contract revenue primarily related to a long term contract received during the current quarter. (See Note 2 of Notes to Consolidated Financial Statements.)

Net cash used in investing activities was $1.4 million in the first six months of fiscal year 1999, which primarily included expenditures associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems.

Net cash provided by financing activities was $120,000 in the first six months of fiscal year 1999, which included proceeds from the exercise of stock options and warrants offset by principal payments on capital lease obligations.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on 80% of eligible domestic accounts receivable, and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. At September 30, 1998, borrowing capacity under the operating line of credit was approximately $1.6 million. No amounts were outstanding under this facility at September 30, 1998. Interest is payable monthly at the bank's prime rate plus 0.5%. The line of credit facility requires the Company to maintain certain financial and other covenants and matures on March 4, 1999. The Company was in compliance with, or had received waivers of all covenants at September 30, 1998.

The Company believes its existing cash and cash equivalents, combined with amounts available under its operating line of credit and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of the current fiscal year. Beyond the end of the current fiscal year, depending on a variety of factors including the Company's results of operations, the Company may need to raise additional funds. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that such financing could be obtained in a timely manner.

YEAR 2000 ISSUE

The Company is assessing its computer software programs and operating systems used in its internal operations including development and accounting systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date data designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company is approximately 85% complete with its internal assessment and expects to complete the internal assessment by the March 31, 1999.

The Company intends to contact major suppliers of products and services to determine that the products and services provided to the Company are Year 2000 compliant, and to contact major customers to determine their operations are Year 2000 compliant. The Company expects to complete its assessment of its major suppliers of products and services and its major customers by December 31, 1999.

The Company has also assessed its products to determine their readiness for the Year 2000. The Company's products do not require date-specific calculations and therefore the Company believes they will be unaffected by the Year 2000 transition. The Company believes that its 5.0 product version, scheduled for release near the end of fiscal year 1999 (March 31, 1999) or the beginning of fiscal year 2000 (April 1999), when used in combination with compliant operating systems and development environment software of third parties, will be Year 2000 compliant. To the extent that a user of the Company's products does not have Year 2000 compliant operating systems, the Company can give no assurance as to Year 2000 compliance of its products used on such operating systems.

The Company has not incurred, and does not expect to incur material incremental costs to ensure Year 2000 compliance of its systems or products. Certain systems have been targeted for replacement based on Year 2000 and other technology considerations. The Company anticipates that affected systems will be replaced prior to June 30, 1999. However, related expenditures are not anticipated to be material. At this time, the Company foresees nominal incremental spending for the Year 2000 issue.

Based on the Company's assessment to date, the Company currently believes that Year 2000 issues will not pose significant risks for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors or others.

Like all businesses, the Company will be at risk from external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional in the countries in which the Company does business in the year 2000. Investigation and assessment of infrastructures, like national power grids, transportation systems, communications systems or major institutions such as government or banking systems is beyond the scope and resources of the Company. Investors should use their own awareness of potential problems regarding infrastructure issues and their potential impact on the Company's performance.

The Company has not yet developed a contingency plan for dealing with the most likely worst-case scenario as such scenario has not yet been clearly identified. The Company currently plans to complete such contingency planning by December 31, 1999.

The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts and the timing and effectiveness of the Company's future product releases are forward-looking statements that are based upon management's best estimates. Such estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and compliance assurances, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on August 4, 1998. The following matters were submitted to shareholders for their consideration:

         1. With respect to the two nominees for three-year terms as director identified in the Company's Proxy Statement; Robert L. Cattoi received 7,397,947 votes and 391,837 votes were withheld and Frank Roehr received 7,136,482 votes and 653,302 votes were withheld.

         2. The amendment to the Company's Amended and Restated 1993 Stock Incentive Plan Incentive Plan was approved as follows: 6,238,524 shares were voted in favor, 1,507,620 shares were voted in opposition and 27,950 shares abstained.

         3. The appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending March 31, 1999 was ratified as follows: 7,736,759 shares were voted in favor, 30,775 shares were voted in opposition and 22,250 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

       Exhibit No.
       -----------
       27        Financial Data Schedule

 (b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter ended June 30, 1998 was filed under Item 5, on July 27, 1998.

No other Reports on Form 8-K were filed during the quarter ended September 30, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1998

                                 ANALOGY, INC.

                                 By:/s/ GARY P. ARNOLD
                                    ------------------
                                   Gary P. Arnold
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)
                                   ( Principal Financial Officer)