Form 10-Q
period 1998-12-31
ANALOGY INC
filed 1999-02-16
CIK 893573

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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


COMMON STOCK, NO PAR VALUE                           9,504,899
         (Class)                       (Shares outstanding at February 2, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ANALOGY, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                                                Page
                                                                                              ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - December 31, 1998
and March 31, 1998..............................................................................2

Consolidated Statements of Operations - Three Months and Nine Months
ended December 31, 1998 and 1997................................................................3

Consolidated Statements of Cash Flows -Nine Months
ended December 31, 1998 and 1997................................................................4

Notes to Consolidated Financial Statements......................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................................7

Item 3.  Quantitative and Qualitative Disclosure About  Market Risk.............................15


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................15

                         PART I - FINANCIAL INFORMATION


                         ANALOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                    December 31,             March 31,
                                                                        1998                    1998
                                                                  ------------------        -------------
   ASSETS
     Current assets:
        Cash and cash equivalents                                   $       1,226           $      8,130
        Accounts receivable                                                 6,534                  3,946
        Prepaid expenses                                                    1,245                  1,160
        Other assets, net                                                   1,772                    506
                                                                        ----------            -----------
            Total current assets                                           10,777                 13,742

     Furniture, fixtures and equipment, net of accumulated
         depreciation and amortization of $9,803 and $8,073                 2,789                  3,811
     Library costs, net                                                     4,269                  3,924
     Other assets, net                                                      2,027                  1,498
                                                                        ----------            -----------
                                                                        ----------            -----------
                                                                    $      19,862           $     22,975
                                                                        ----------            -----------
                                                                        ----------            -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable and accrued expenses                        $       1,290           $      1,895
       Current portion of capital leases                                      349                    536
       Accrued salaries and benefits                                        2,463                  2,726
       Unearned revenue                                                     8,217                  7,254
                                                                        ----------            -----------
         Total current liabilities                                         12,319                 12,411

    Non-current portion of capital leases                                     287                    454
    Deferred contract revenue                                               1,485                  1,308
    Other liabilities                                                          83                    107

   Shareholders' equity:
       Common stock, no par value, authorized 35,000 shares;
        9,438 and 9,330 shares issued and outstanding                      18,346                 17,906
       Other comprehensive loss- foreign currency translation                (188)                  (205)
       Accumulated deficit                                                (12,470)                (9,006)
                                                                        ----------            -----------
         Total shareholders' equity                                         5,688                  8,695
                                                                        ----------            -----------
                                                                    $      19,862           $     22,975
                                                                        ----------            -----------
                                                                        ----------            -----------


   The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three months ended                Nine months ended
                                                      December 31,                      December 31,
                                              -----------------------------     -----------------------------
                                                  1998             1997            1998             1997
                                              -------------     -----------     ------------    -------------
     Revenue:
        Product licenses                       $     4,316      $    4,511      $    11,196     $     10,732
        Service and other                            2,942           3,335            7,891            9,068
                                                  ---------        --------        ---------       ----------
           Total revenue                             7,258           7,846           19,087           19,800

     Cost of revenue:

        Product licenses                               478             364            1,407            1,344
        Service and other                              450             669              988            2,205
                                                  ---------        --------        ---------       ----------
           Total cost of revenue                       928           1,033            2,395            3,549
                                                  ---------        --------        ---------       ----------

           Gross profit                              6,330           6,813           16,692           16,251

     Operating expenses:
        Research and development                     2,081           1,587            6,773            4,290
        Sales and marketing                          3,383           3,868           10,066           10,172
        General and administrative                     586             727            1,892            2,151
        Amortization of intangibles                     92              92              276              276
        Restructuring charges                            -               -              557                -
                                                  ---------        --------        ---------       ----------
           Total operating expenses                  6,142           6,274           19,564           16,889
                                                  ---------        --------        ---------       ----------

           Operating income (loss)                      188            539           (2,872)           (638)

     Other expense, net                                (15)            (77)            (246)            (83)
                                                  ---------        --------        ---------       ----------
          Income (loss) before income
              taxes                                     173            462           (3,118)           (721)

     Income tax expense (benefit)                      120             115              346            (180)
                                                  ---------        --------        ---------       ----------

           Net income (loss)                   $         53     $      347      $    (3,464)    $      (541)
                                                  ---------        --------        ---------       ----------
                                                  ---------        --------        ---------       ----------

     Basic net income (loss) per share         $      0.01      $     0.04      $     (0.37)    $     (0.06)
                                                  ---------        --------        ---------       ----------
                                                  ---------        --------        ---------       ----------
     Diluted net income (loss)  per share      $      0.01      $     0.04      $     (0.37)    $     (0.06)
                                                  ---------        --------        ---------       ----------
                                                  ---------        --------        ---------       ----------

     Shares used in per share calculations
       Basic                                         9,437           9,193            9,404            9,164
                                                  ---------        --------        ---------       ----------
                                                  ---------        --------        ---------       ----------
       Diluted                                       9,674           9,834            9,404            9,164
                                                  ---------        --------        ---------       ----------
                                                  ---------        --------        ---------       ----------

   The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine months ended December 31,
                                                                        -----------------------------------
                                                                            1998                 1997
                                                                        --------------       --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $    (3,464)        $        (541)
      Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
         Depreciation and amortization                                          3,050                2,843
      Changes in operating assets and liabilities:
        Accounts receivable                                                    (2,427)                (477)
        Prepaid expenses and other assets                                        (449)                (404)
        Accounts payable and accrued expenses                                  (1,014)                (936)
        Unearned revenue                                                         (751)                 877
                                                                            ----------           ----------
              Net cash (used in) provided by operating activities              (5,055)               1,362
                                                                            ----------           ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                                        --                1,700
       Capital expenditures for furniture, fixtures and equipment                (597)              (1,042)
       Capital expenditures for library costs                                  (1,367)              (1,712)
                                                                            ----------           ----------
              Net cash used in investing activities                            (1,964)              (1,054)
                                                                            ----------           ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligations                           (431)                (352)
       Proceeds from exercise of stock options and warrants                       441                  243
                                                                            ----------           ----------
              Net cash provided by (used in) financing activities                  10                 (109)
                                                                            ----------           ----------

    Effect of exchange rate changes on cash and cash equivalents                  105                  (25)
                                                                            ----------           ----------


              Net (decrease) increase in cash and cash equivalents             (6,904)                 174

       Cash and cash equivalents at beginning of period                         8,130                1,827
                                                                            ----------           ----------
       Cash and cash equivalents at end of period                        $      1,226        $       2,001
                                                                            ----------           ----------
                                                                            ----------           ----------


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for:
        Interest                                                         $        176        $         103
        Income taxes                                                              348                  125
    SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
       Acquisition of equipment under capital lease obligations          $         78        $         319
       Recording of deferred and unearned contract revenue                      2,560                   --


   The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited financial information included herein for the three and nine months ended December 31, 1998 and 1997 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1998 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1998, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Operating results for the three and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1999, or any portion thereof.

2.  RECLASSIFICATIONS

At September 30, 1998, the Company recorded deferred contract revenue primarily related to a long term contract received during the second quarter of fiscal year 1999, and reclassified certain similar prior period amounts to conform with the second quarter presentation. Certain other prior period amounts have been reclassified to conform with the current period presentation.

3.  COMPREHENSIVE INCOME (LOSS)

On April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Company's consolidated financial position, results of operations or cash flows for the three and nine months ended December 31, 1998 and 1997. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                                 Three Months Ended December 31,
                                               --------------------------------------
                                                          1998              1997
                                                        ---------         ---------
Net income                                         $          53      $        347
Foreign currency translation adjustments                     (16)              (49)
                                                        ---------         ---------
Comprehensive income                               $          37      $        298
                                                        ---------         ---------
                                                        ---------         ---------

                                                  Nine Months Ended December 31,
                                               --------------------------------------
                                                          1998              1997
                                                        ---------         ---------
Net loss                                           $      (3,464)     $       (541)
Foreign currency translation adjustments                      17               (68)
                                                        ---------         ---------
Comprehensive loss                                 $      (3,447)     $       (609)
                                                        ---------         ---------
                                                        ---------         ---------

4. NET (LOSS) INCOME PER SHARE

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share for all periods presented is the same as basic net loss per share since all potential dilutive securities are excluded because they are antidilutive. Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and potential common shares related to stock options and warrants outstanding during the period. Potential common shares of 237,000 and 641,000 were used in the calculation of diluted earnings per share for the quarters ended December 31, 1998 and 1997, respectively.

The dilutive effect of stock options outstanding for the purchase of 1,728,000 shares for the nine months ended December 31, 1998, and 1,491,000 shares for the nine months ended December 31, 1997; and warrants outstanding for the purchase of 200,000 shares for the nine months ended December 31, 1998, and 410,000 shares for nine months ended December 31, 1997, respectively, were not included in loss per share calculations, because to do so would have been antidilutive.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the receipt and timing of orders for the Company's products, changes in capital spending plans by key customers, the lengthy sales cycles for the Company's products, the effect of the Asian economic situation, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns and competitive initiatives, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including without limitation the Company's Report on Form 10-K for the year ended March 31, 1998, or otherwise disclosed by the Company.

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

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue (dollars in thousands):

-----------------------------------------------------------------------------------------------------

                                                   THREE MONTHS                     THREE MONTHS
                                                       ENDED                           ENDED
  STATEMENT OF OPERATIONS DATA:                  DECEMBER 31, 1998                  DECEMBER 31,
                                                                                        1997
                                                --------------------            ---------------------
  Revenue:
    Product licenses                         $    4,316        59.5  %       $     4,511        57.5  %
    Service and other                             2,942        40.5                3,335        42.5
                                                --------    --------            ---------    --------
        Total revenue                             7,258       100.0                7,846       100.0
  Cost of revenue:
     Product licenses                               478         6.6                  364         4.7
     Service and other                              450         6.2                  669         8.5
                                                --------    --------            ---------    --------
        Total cost of revenue                       928        12.8                1,033        13.2
                                                --------    --------            ---------    --------
  Gross profit                                    6,330        87.2                6,813        86.8
  Operating expenses:
     Research and development                     2,081        28.7                1,587        20.2
     Sales and marketing                          3,383        46.6                3,868        49.3
     General and administrative                     586         8.1                  727         9.3
     Amortization of intangibles                     92         1.2                   92         1.2
                                                --------    --------            ---------    --------
        Total operating expenses                  6,142        84.6                6,274        80.0
                                                --------    --------            ---------    --------
  Operating income                                  188         2.6                  539         6.8
  Other expense, net                                (15)       (0.2)                 (77)       (0.9)
                                                --------    --------            ---------    --------
  Income before income taxes                        173         2.4                  462         5.9
  Income tax expense                                120         1.7                  115         1.5
                                                --------    --------            ---------    --------
                                                --------    --------            ---------    --------
  Net income                                 $       53         0.7  %       $       347         4.4  %
                                                --------    --------            ---------    --------

-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                    NINE MONTHS                     NINE MONTHS
                                                       ENDED                           ENDED
  STATEMENT OF OPERATIONS DATA:                  DECEMBER 31, 1998               DECEMBER 31, 1997
                                                --------------------            ---------------------
  Revenue:
    Product licenses                         $   11,196        58.7  %       $     10,732       54.2  %
    Service and other                             7,891        41.3                 9,068       45.8
                                                --------    --------            ----------    -------
        Total revenue                            19,087       100.0                19,800      100.0
  Cost of revenue:
     Product licenses                             1,407         7.4                 1,344        6.8
     Service and other                              988         5.2                 2,205       11.1
                                                --------    --------            ----------    -------
        Total cost of revenue                     2,395        12.6                 3,549       17.9
                                                --------    --------            ----------    -------
  Gross profit                                   16,692        87.4                16,251       82.1
  Operating expenses:
     Research and development                     6,773        35.5                 4,290       21.7
     Sales and marketing                         10,066        52.7                10,172       51.4
     General and administrative                   1,892         9.9                 2,151       10.8
     Amortization of intangibles                    276         1.4                   276        1.4
     Restructuring charges                          557         2.9                    --         --
                                                --------    --------            ----------    -------
        Total operating expenses                 19,564       102.4                16,889       85.3
                                                --------    --------            ----------    -------
  Operating loss                                 (2,872)      (15.0)                 (638)      (3.2)
  Other expense, net                               (246)       (1.3)                  (83)      (0.4)
                                                --------    --------            ----------    -------
  Loss before income taxes                       (3,118)      (16.3)                 (721)      (3.6)
  Income tax expense (benefit)                      346         1.8                  (180)      (0.9)
                                                --------    --------            ----------    -------
  Net loss                                   $   (3,464)      (18.1) %       $       (541)      (2.7) %
                                                --------    --------            ----------    -------
                                                --------    --------            ----------    -------

-----------------------------------------------------------------------------------------------------

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL YEARS 1999 AND 1998

REVENUE

Total revenue decreased 7.5% to $7.3 million in the third quarter of fiscal year 1999 from $7.8 million in the third quarter of fiscal year 1998, and decreased 3.6% to $19.1 million in the first nine months of fiscal year 1999 from $19.8 in the first nine months of fiscal year 1998. No one customer accounted for 10% or more of total revenue in the third quarter or first nine months of fiscal years 1999 or 1998.

Product license revenue decreased 4.3% to $4.3 million in the third quarter of fiscal year 1999 from $4.5 million in the third quarter of fiscal year 1998, and increased 4.3% to $11.2 million in the first nine months of fiscal year 1999 from $10.7 million in the first nine months of fiscal year 1998. Throughout fiscal year 1999, the Company has experienced increased demand for its products from customers in the U.S. and Europe, offset by reduced demand from customers in Asia.

Service and other revenue decreased 11.8% to $2.9 million in the third quarter of fiscal year 1999 from $3.3 million in the third quarter of fiscal year 1998, and decreased 13.0% to $7.9 million in the first nine months of fiscal year 1999 from $9.1 million in the first nine months of fiscal year 1998. The decreases were due primarily to decreased revenues under the NIST grant and U.S. government contracts, offset by increasing demand for the Company's maintenance, consulting and other services resulting from growth in the Company's installed base. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further revenues will be received in fiscal year 1999 from this source.

In addition, revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract are expected to be minimal in fiscal year 1999, as this award nears expiration. There can be no assurance that revenues from the U.S. Air Force, DARPA or NIST will be replaced. Revenues recognized under these contracts, in the aggregate, were not significant as a percentage of total revenue in the three months and nine months ended December 31, 1998, and were approximately $1.0 million and $2.6 million in the three months and nine months ended December 31, 1997, respectively.

Total revenues from U.S. government-related sources, including the previously mentioned specific awards, were not significant as a percentage of total revenues in the first nine months of fiscal year 1999, and were approximately 13% of total revenues in the first nine months of fiscal year 1998.

The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. International revenue was $10.1 million (53% of total revenue) in the first nine months of fiscal year 1999 compared to $8.1 million (41% of total revenue) in the first nine months of fiscal year 1998. Throughout fiscal year 1999 the Company has experienced reduced demand from customers in Asia and is continuing to monitor the Asian financial situation and the impact on its customers.

COST OF REVENUE

Total cost of revenue decreased 10.2% to $928,000 in the third quarter of fiscal year 1999 from $1.0 million in the third quarter of fiscal year 1998, and decreased 32.5% to $2.4 million in the first nine months of fiscal year 1999 from $3.5 million in the first nine months of fiscal year 1998.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense, amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue increased to 11.1% of product license revenue in the third quarter of fiscal year 1999 from 8.1% in the third quarter of fiscal year 1998, and increased slightly to 12.6% of product license revenue in the first nine months of fiscal year 1999 from 12.5% in the first nine months of fiscal year 1998. Costs such as documentation expense and supplies are expensed as incurred, and development costs associated with creating the library of component and template models are capitalized and amortized over the estimated product life. These costs and amortization expenses may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant (primarily in the fiscal year 1998 periods), and the direct cost of providing services such as training and consulting. As a percentage of service and other revenue, cost of service and other revenue decreased to 15.3% of service and other revenue in the third quarter of fiscal year 1999 from 20.1% in the third quarter of fiscal year 1998, and decreased to 12.5% of service and other revenue in the first nine months of fiscal year 1999 from 24.3% of service and other revenue in the first nine months of fiscal year 1998. The decreases were primarily attributable to decreased activity under the NIST grant, and the U.S. Air Force and DARPA contracts, which had higher costs associated with them than the Company's other services. The decrease in costs associated with the government grant and contracts in the third quarter of fiscal year 1999 was partially offset by increased outside services necessary in connection with consulting revenue. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further costs will be incurred in fiscal year 1999 in connection with this contract. In addition, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and costs incurred under the DARPA contract are expected to be minimal in fiscal year 1999 as this award nears expiration.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. Costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses increased 31.1% to $2.1 million in the third quarter of fiscal year 1999 from $1.6 million in the third quarter of fiscal year 1998, and increased 57.9% to $6.8 million in the first nine months of fiscal year 1999, from $4.3 million in the first nine months of fiscal year 1998. As discussed under "Revenue" and "Cost of Revenue" above, the final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and the DARPA contract expires in fiscal 1999. Accordingly, payroll and overhead related to research and development personnel performing work under these contracts was matched with related revenues and recorded as cost of service and other revenue in fiscal year 1998, whereas similar costs in the first nine months of fiscal year 1999 were recorded as research and development expense, which increased research and development expense in fiscal 1999. This increase was partially offset by the work force reduction which occurred in the first quarter of fiscal 1999, pursuant to the Company's restructuring plan. As a percentage of total revenue, research and development costs increased to 28.7% in the third quarter of fiscal year 1999 from 20.2% in the third quarter of fiscal year 1998, and increased to 35.5% in the first nine months of fiscal year 1999 from 21.7% in the first nine months of fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense decreased 12.5% to $3.4 million in the third quarter of fiscal year 1999 from $3.9 million in the third quarter of fiscal year 1998, and decreased 1.0% to $10.1 million in the first nine months of fiscal year 1999 from $10.2 million in the first nine months of fiscal year 1998. Sales and marketing expenses decreased in the third quarter and first nine months of fiscal year 1999 primarily as a result of the work force reduction which occurred in the first quarter of fiscal 1999, pursuant to the Company's restructuring plan. The decrease in the first nine months of fiscal year 1999 was offset by costs associated with the Company's corporate image marketing campaign, which occurred primarily in the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999. As a percentage of total revenue, sales and marketing expenses decreased to 46.6% in the third quarter of fiscal year 1999 from 49.3% in the third quarter of fiscal year 1998, and increased to 52.7% in the first nine months of fiscal year 1999 from 51.4% in the first nine months of fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses decreased 19.4% to $586,000 in the third quarter of fiscal year 1999 compared to $727,000 in the third quarter of fiscal year 1998, and decreased 12.0% to $1.9 million in the first nine months of fiscal year 1999 compared to $2.2 million in the first nine months of fiscal year 1998. The decreases primarily resulted from work force reductions implemented during the first quarter of fiscal year 1999. As a percentage of total revenue, general and administrative expenses decreased to 8.1% in the third quarter of fiscal year 1999 from 9.3% in the third quarter of fiscal year 1998, and decreased to 9.9% in the first nine months of fiscal year 1999 from 10.8% in the first nine months of fiscal year 1998.

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

OTHER EXPENSE, NET

Other expense, net primarily consists of interest expense associated with capital leases, the effects of foreign currency transaction gains and losses, and interest income on cash, cash equivalents and marketable securities. Other expense, net was $15,000 and $77,000 in the third quarters of fiscal years 1999 and 1998, respectively. Other expense, net was $246,000 and $83,000 in the first nine months of fiscal years 1999 and 1998, respectively. The increase in the first nine months of fiscal year 1999 was primarily attributable to amortization of finance charges in the first quarter of fiscal year 1999, related to the sale of approximately $4.0 million of accounts receivable to a financial institution in the fourth quarter of fiscal year 1998, reduced interest income resulting from lower levels of cash and cash equivalents held during the periods and the effect of foreign currency transaction gains and losses. The decrease in the third quarter of fiscal year 1999 primarily related to the effect of foreign currency transaction gains and losses.

INCOME TAX EXPENSE (BENEFIT)

The Company provided for foreign income and withholding taxes of $346,000 and $225,000 in the first nine months of fiscal years 1999 and 1998, respectively. In the first nine months of fiscal year 1998, the Company also recorded a benefit from the utilization of net operating loss carryforwards of $405,000. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.1 million in the first nine months of fiscal year 1999. This primarily resulted from a net loss for the period, decreases in accounts payable and accrued expenses as a result of the timing of payments, a decrease in unearned revenue due to revenue recognized during the period, and an increase in accounts receivable, offset by adjustments for depreciation and amortization. Accounts receivable increased compared to the balance at March 31, 1998 which was net of a March 1998 sale of approximately $4.0 million of accounts receivable to a financial institution. Deferred contract revenue, unearned contract revenue and other assets increased due to the recording of unearned and deferred revenue during the second quarter of fiscal year 1999, primarily related to a long term contract received during that quarter. (See Note 2 of Notes to Consolidated Financial Statements.)

Net cash used in investing activities was $1.9 million in the first nine months of fiscal year 1999, which primarily included expenditures associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems.

Net cash provided by financing activities was $10,000 in the first nine months of fiscal year 1999, which included proceeds from the exercise of stock options and warrants offset by principal payments on capital lease obligations.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on 80% of eligible domestic accounts receivable, and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 0.5%. The line of credit facility requires the Company to maintain certain financial and other covenants including minimum net worth, results of operations and ratio of current assets to current liabilities. The Company was in compliance with all covenants at December 31, 1998. At December 31, 1998, the Company had no amounts outstanding under the operating line and available borrowing capacity of approximately $1.9 million. At February 11, 1999, the Company had borrowings outstanding under the operating line of approximately $400,000, additional borrowing capacity of approximately $1.5 million (based on borrowing capacity as calculated at December 31, 1998) and cash and cash equivalents of approximately $1.9 million. The line of credit matures on March 4, 1999. The

Company believes it will be able to successfully negotiate a renewal of this line of credit in the fourth quarter of fiscal year 1999. If the Company cannot successfully negotiate a renewal of the line of credit, the Company may explore other financing alternatives, including factoring of accounts receivable and equity financing.

The Company believes its existing cash and cash equivalents, combined with amounts available under its operating line of credit and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the end of the current fiscal year. Beyond the end of the current fiscal year, depending on a variety of factors which cannot be predicted with certainty, including the Company's results of operations, receipt and timing of orders for the Company's products, changes in capital spending plans by key customers, the impact of expense reductions on the Company, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns and unanticipated costs related to the Year 2000 issue, the Company may need to raise additional funds. Such additional funding, if through factoring of accounts receivable or debt, could be more costly than the Company's current line of credit or, if equity, could be materially dilutive to existing shareholders. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that such financing could be obtained in a timely manner. If adequate funds are not available as required, the Company's ability to continue its research and product development efforts, as well as the Company's financial condition and results of operations will be adversely affected.

YEAR 2000 ISSUE

The Company is assessing its computer software programs and operating systems used in its internal operations including development and accounting systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date data designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company is approximately 90% complete with its internal assessment and expects to complete the internal assessment by March 31, 1999.

The Company intends to contact major suppliers of products and services to determine that the products and services provided to the Company are Year 2000 compliant. As the majority of the Company's major customers are "Fortune 100" companies, the Company intends to review Year 2000 public disclosures made by its major customers to determine whether their operations are Year 2000 compliant. If the Company's major suppliers of products and services and its major customers are not Year 2000 compliant, their noncompliance may cause a material disruption to their businesses which could negatively impact the Company in many ways, including the inability to collect payments from customers and the delay or cessation of deliveries of products or services. Additionally, risks associated with parties located outside the U.S. may be higher as it is generally believed than non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. There can be no assurance that major suppliers of products and services and major customers will adequately address their Year 2000 issues. The Company expects to complete its assessment of its major suppliers of products and services and its major customers by November 30, 1999.

Like all businesses, the Company will be at risk from other external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional in the countries in which the Company does business in the year 2000. Investigation and assessment of infrastructures, like national power grids, transportation systems, communications systems or major institutions such as government or banking systems is beyond the scope and resources of the Company. Investors should use their own awareness of potential problems regarding infrastructure issues and their potential impact on the Company's performance.

The Company has assessed its products to determine their readiness for the Year 2000. The Company's products do not require date-specific calculations and therefore the Company believes they will be unaffected by the Year 2000 transition. The Company believes that its 5.0 product version, scheduled for release near the end of fiscal year 1999 (March 31, 1999) or the beginning of fiscal year 2000 (April 1999), when used in combination with compliant operating systems and development environment software of third parties, will be Year 2000 compliant. To the extent that a user of the Company's products does not have Year 2000 compliant operating systems, the Company can give no assurance as to Year 2000 compliance of its products used on such operating systems.

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

The Company has not yet developed a contingency plan for dealing with the most likely worst-case scenario as such scenario has not yet been clearly identified. The Company currently plans to complete such contingency planning by November 30, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.
                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report:
       Exhibit 27        Financial Data Schedule

 (b) Reports on Form 8-K:
       No Reports on Form 8-K were filed during the quarter ended
       December 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 1999


                                       ANALOGY, INC.

                                       By: /s/ GARY P. ARNOLD
                                          -----------------------------
                                          Gary P. Arnold
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Principal Financial Officer)