Form 10-K405
period 1999-03-31
ANALOGY INC
filed 1999-06-18
CIK 893573

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

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: March 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER: 0-27752

                                  ANALOGY, INC.
             (Exact name of registrant as specified in its charter)
                                OREGON 93-0892014
                  (STATE OR OTHER JURISDICTION (I.R.S. EMPLOYER
              OF INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)
                              9205 SW GEMINI DRIVE
                             BEAVERTON, OREGON 97008
                             -----------------------
              (Address of principal executive offices and zip code)
                                  503-626-9700
                                  ------------
               (Registrant's telephone number including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
             NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
                                    THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                              --------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 1, 1999 was $22,498,959 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares outstanding of the Registrant's Common Stock as of June 1, 1999 was 9,536,357 shares.

                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, to be used in connection with the Company's Annual Meeting of Shareholders to be held on or about July 23, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ANALOGY, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
Item 1   -        Business                                                    1
Item 2   -        Properties                                                  5
Item 3   -        Legal Proceedings                                           6
Item 4   -        Submission of Matters to a Vote
                  of Security Holders                                         6

                                     PART II

Item 5   -        Market for the Registrant's Common
                  Equity and Related Stockholder Matters                      6
Item 6   -        Selected Financial Data                                     6
Item 7   -        Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                  7
Item 7A  -        Quantitative and Qualitative Disclosures About
                  Market Risk                                                15
Item 8   -        Financial Statements and Supplementary
                  Data                                                       16
Item 9   -        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     16

                                    PART III

Item 10  -        Directors and Executive Officers of the
                  Registrant                                                 17
Item 11  -        Executive Compensation                                     17
Item 12  -        Security Ownership of Certain Beneficial
                  Owners and Management                                      17
Item 13  -        Certain Relationships and Related
                  Transactions                                               17

                                     PART IV

Item 14  -        Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                    17

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

PRODUCTS

The Company's primary software products are licensed to customers. The Company's model libraries are typically provided on an annual subscription basis, under which the customer receives periodic updates as new models are generated. Support is provided based on annual or other periodic contracts. A minimum, single-user configuration would include Saber, SaberScope and either SaberSketch or a Frameway Integration product. List price of such a minimum configuration for a single user, plus a one-year subscription to the Company's model libraries, would start at approximately $38,000. Options can increase the single user price to over $80,000.

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

CO-SIMULATION INTERFACES. The Company's co-simulation interface products provide linkages to digital simulators widely used in the IC design market, such as Cadence Design Systems, Inc.'s Verilog-XL, Model Technology Inc.'s ModelSim VHDL and ModelSim PLUS, and Viewlogic Systems, Inc.'s Speedwave, ViewSim and Fusion. In March 1999, the Company released the industry's first co-simulation product available on the Windows-NT operating system. This product is based on the Saber simulator and Model Technology Inc.'s ModelSim products. The co-simulation interfaces allow customers requiring mixed-signal, mixed-technology simulation to use models previously developed for one of these digital simulators.

TEMPLATE MODEL LIBRARIES. The Company's template models are mathematical descriptions of device behavior with built-in flexibility that allows designers to characterize specific components. Such templates describe the behavior of devices, such as transistors, hydraulic pumps, valves, motors or fiber optic cable. Each new template model broadens the applicability of the Saber simulator.

COMPONENT MODEL LIBRARIES. The Company's component models are specific mathematical descriptions of device behavior. Component models represent the catalog of parts available to the simulator user, and include such things as specific diodes, transistors, opamps, regulators, analog-to-digital converters, pulse width modulators, motors, lamps, fuses and many non-electrical components such as fiber optic devices, hydraulic pumps, hoses and actuators. The Company has a constantly growing set of component models, with over 20,000 parts in its various component libraries.

The Company's internal model development team has developed and refined techniques and special hardware and software that the Company uses to characterize and to build component models which account for behavioral changes caused by variations in temperature, frequency, power and by statistical variation in manufacturing.

SABERDESIGNER ENVIRONMENT. SaberDesigner is a comprehensive graphical design environment that provides a Windows-style integrated tool set and user interface for design entry, simulation and analysis. SaberDesigner is a tool set intended to provide the power and capabilities of Saber simulation to the average or infrequent user. The SaberDesigner tool set consists of four basic elements:
SaberGuide, a graphical user interface to access and operate the simulator; SaberScope, a graphical post-processing and waveform display program for analyzing and viewing simulation results; SaberBook, the on-line documentation package for Saber that allows guided access to relevant user information on-line and SaberSketch, a schematic entry and drawing package. SaberGuide and SaberBook are included with the Saber simulator. These tools are tightly integrated to enhance user convenience and the speed of the design process, and are available on both the UNIX and Windows NT platforms.

SABERHARNESS DESIGN ENVIRONMENT. In March 1999, the Company introduced the SaberHarness product line. SaberHarness is a suite of tools for the design of complex wire harnesses such as are found in automobiles, aircraft or other large systems. The SaberHarness product line includes the SaberHarness wire editor, the SaberBundle editor, a basic simulator, and special component simulation models for harness design. The system is unique in its single database approach and simulation orientation. It is compatible with the Saber simulator for evaluating the performance of an entire system. The SaberHarness environment also includes interfaces to 3-D mechanical software such as the CATIA products from Dassault Systems. It is available on both UNIX and Windows NT platforms.

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

FRAMEWAY INTEGRATIONS. The Company's Frameway Integrations provide interfaces to the design frameworks provided by Mentor Graphics Corporation, Cadence Design Systems, Inc. and Viewlogic Systems, Inc. By using an Analogy Frameway Integrations product, users of these other UNIX-based Electronic Design Automation ("EDA") frameworks can obtain the benefits and capabilities of the Company's products while using their standard design process and the accustomed look and feel of their host EDA framework. These Frameway Integrations also give users of the Company's simulation products the advantage of being able to move models, designs and simulation data between different EDA vendor environments. If one division or customer is using Mentor Graphics Corporation's tools and another division or customer is using Cadence Design Systems, Inc.'s tools, they can both use Saber and, through the Frameway Integrations, share models or designs across environments. This interoperability is not otherwise easily accomplished and enables the Company's products to provide a bridge between competing frameworks. In March 1999, the Company introduced a Frameway for Viewlogic's Workview Office products on the Windows NT platform.

TESTIFY. Testify is a product that automates the repetitive process of running simulations and making performance measurements. It can be used in the top-down design process to quickly compare the performance of a specific implementation against a simulated specification. Testify can also be used for Test Program Set development by the military. Testify can help test engineers improve the testability of designs, which may reduce test development costs and improve Test Program Set quality. Testify also has applications in other systems environments such as automotive and industrial control.

CUSTOMER SERVICE AND SUPPORT

The Company provides services in training, on-site engineering, consulting and contract model development. The Company maintains six world-wide training centers: in Beaverton, Oregon; Ann Arbor, Michigan; Frederick, Maryland; Swindon, England; Paris, France and Munich, Germany. A seventh center is provided through the Company's distributor in Tokyo, Japan. Classes are taught regularly at these facilities on the use of the simulation products and on modeling in the MAST language. The Company also provides specialized component characterization services to its customers. For large class sizes, the Company will provide training at the customer's location. Company-trained applications engineers help develop customer-proprietary models and templates, and the Company maintains a staff of highly trained and experienced applications engineers to consult on specialized design and modeling applications in fields such as electrical, mechanical, ASICs and ICs, power supplies and control systems.

The Company maintains and supports products through its own operations, those of its subsidiaries and through its distributors. The Company offers a technical support hotline to customers and distributors. Support engineers answer the technical support calls and generally provide same-day responses to questions that cannot be resolved during the initial call.

SALES AND MARKETING

The Company markets its products worldwide through a staff that, as of March 31, 1999, consisted of 73 Company-employed field sales and support personnel. The Company manages its worldwide sales operations from its Beaverton, Oregon headquarters. The Company markets its products in North America and Europe through a direct sales and support organization. U.S. sales offices are located in these metropolitan areas: Chicago, Dallas, Detroit, Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. as well as at the Company's headquarters in Beaverton, Oregon. In Europe the Company maintains, through wholly-owned subsidiaries, sales and support offices near Paris, London, Munich and Stockholm, and through distributors in the Benelux countries and Italy. The Company sells through distributors in Israel, India, Japan, Korea, the PRC and Taiwan, and to the government sector in the U.S.

The Company also has a university program for purposes of increasing the number of engineers trained in the use of the Saber simulator, MAST modeling language and development of behavioral models. The Company has made its software available to more than 109 universities worldwide, many of which are conducting research in such areas as power device modeling, mixed-technology simulation and design, micro-electro-mechanical systems (MEMs), and failure mode analysis. The results of this research are then made available to the industrial community, which enables Saber to be more readily used by these customers.


RESEARCH AND DEVELOPMENT

The Company focuses its research and development efforts in the areas of simulator development, model development techniques and product accessibility. Research and development expenditures for fiscal years 1999, 1998 and 1997 were $8.8 million, $6.3 million and $5.4 million, respectively. SEE ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In modeling, the Company continues to expand its model libraries through internal model development and research and development contracts. The Company believes that continued enhancement of the depth, breadth and quality of its model libraries will be critical to achieving and maintaining technological and market leadership. To further its research and development efforts in modeling techniques and model development consistent with its strategic objectives, the Company pursues funded research and development from governmental entities and corporations and has entered into model development contracts with selected customers, including government and academic organizations. As discussed in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, the Company has completed its performance under the grant and two contracts it had received from the U.S. government and there can be no assurance that revenues from the U.S. government grant and contracts will be replaced.

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

COMPETITION

In the design of ICs, the Company faces competition from many vendors of simulation tools. However, most available simulators are digital or SPICE-based (Simulation Program with Integrated Circuit Emphasis) and are highly specialized to ICs and are therefore not applicable to broader mixed-signal, mixed-technology systems. In the broader systems markets, the Company does not believe that it currently experiences significant competition. However, the design environments of virtually all of the Company's major customers are based on one or another of the major EDA vendors' design frameworks. This pattern drives the need for and usefulness of the Company's Frameway Integration products that permit data interchange between Saber and the products of other vendors. Such other vendors typically have programs to encourage other companies to integrate with the vendors' products and the Company participates in these programs for frameworks it views as strategically important. In the harness design market, the Company competes against a small number of competitors as well as customer's proprietary internally developed tools. One of the Company's competitors, a division of a much larger EDA company, has been in the market for several years. Some 3-D computer-aided design companies offer products that are both complementary and competitive with the Company's SaberHarness products.

Many large EDA companies have significant operating histories and significantly greater financial, technical, and marketing resources, greater name recognition, larger installed customer bases and longer relationships with many of the Company's key existing and target customers than does the Company. In addition, most have introduced simulation products (including some analog and mixed-signal behavioral modeling simulation products) to serve the IC designer particularly. In the past year there has been significant progress in the development of analog and mixed-signal HDL standards based on the existing VHDL and Verilog standards. The Company is heavily involved in the definition of these standards and expects to offer products which support these standards. The Company also expects competitors, including major EDA companies, to introduce analog and/or mixed-signal simulation products based on one or more of these standards in the near future.

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

EMPLOYEES

At March 31, 1999, the Company had 185 employees, including 88 in marketing and sales, 73 in research, development and engineering and 24 in systems, administration and finance. The Company believes its future success will depend on its continued ability to attract and retain highly qualified technical, management and sales and marketing personnel. The Company's employees are not subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's executive offices, as well as its principal engineering and marketing operations, are located in leased facilities consisting of a total of approximately 51,000 square feet in two adjacent buildings in Beaverton, Oregon. The lease for 11,000 square feet of space, which the Company does not plan to replace, expires on December 31, 1999. The lease for 40,000 square feet expires on August 31, 2001. The Company also leases office space for seven U.S. field sales offices located in these metropolitan areas: Chicago, Dallas, Detroit, Los Angeles, Rochester (New York), San Francisco, and Washington, D.C. Lease commitments for these facilities vary; some are month to month, and the remainder have terms of 12 to 36 months. In addition, the Company has leased office space near London, Munich, Paris and Stockholm, and maintains an office in Beijing.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, there were no material legal proceedings to which the Company or its subsidiaries is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "ANLG." The high and low sales prices as reported on the Nasdaq National Market System for fiscal years 1998 and 1999 were as follows.

                                   LOW                  HIGH
                                   ---                  ----
   1998
   First Quarter                 $3 3/4                $4 3/4
   Second Quarter                 3 13/16               5 7/8
   Third Quarter                  5 1/2                   7
   Fourth Quarter                 5 1/8                 8 1/8
   1999
   First Quarter                  4 3/4                   8
   Second Quarter                 2 1/2                 6 1/2
   Third Quarter                  2 7/8                 4 7/16
   Fourth Quarter                   3                     4

There were 116 shareholders of record and approximately 2,200 beneficial shareholders at June 1, 1999. The Company has never declared or paid cash dividends on its common stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the fiscal year ended March 31, 1999.

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

The Company's product license revenue consists of license fees for its software products and template and component model library subscription fees. Service and other revenue consists of software maintenance fees, training, consulting and both commercial and governmental contract model development and research and development contracts. The Company's software products are shipped only after the Company has an executed software license agreement with a customer. Revenue from software licenses is recognized upon shipment to the customer. Revenue from sales to resellers is generally recognized upon shipment to the reseller. In the case of certain long-term contracts, revenue is recognized on a subscription basis over the life of the contract. Revenue from library subscription fees is typically billed annually and the related revenue is recognized ratably over the life of the contract, usually twelve months. Maintenance is normally billed in advance and recognized ratably over the life of the contract, which is usually twelve months. Training, consulting and certain other services revenue is recognized as the services or portions thereof have been provided. Revenue from contract model development is generally recognized upon shipment of the underlying models, or upon compliance with acceptance criteria as agreed to with the customer.

The Company received a modeling contract from the U.S. Air Force in fiscal year 1997. The Company also received a contract from the Defense Advanced Research Projects Agency ("DARPA") in fiscal year 1997 and a multi-year grant from the National Institute of Standards and Technology ("NIST") in fiscal year 1996 which provided funding to the Company for research and development. The DARPA contract contained cost sharing provisions. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no further revenues were received in fiscal year 1999 from this source. In addition, revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract were minimal in fiscal year 1999, as this contract expired at the end of fiscal year 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the receipt and timing of orders for the Company's products, changes in capital spending plans by key customers, the lengthy sales cycles for the Company's products, the effect of the Asian economic situation, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, customer acceptance of new products, seasonal fluctuations in the Company's order patterns and competitive initiatives, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, or otherwise disclosed by the Company.

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

The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of the large percentage of orders that are not received by the Company until near the end of the quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, results of operations may be disproportionately affected because only a small portion of the Company's expenses varies with its revenue. As a result, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. Seasonal factors, including decreases in revenues in European markets in the second fiscal quarter resulting from European holidays in July and August, and cyclical economic patterns in the aerospace, defense, automotive or other end-user industries also contribute to quarter-to-quarter fluctuations. Any shortfall in revenue or earnings from expected levels or other failure to meet expectations of the financial markets regarding results of operations could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

The Company has historically derived a significant portion of its revenue from the automotive industry. The automotive industry is characterized by high cyclicality, technological change, fluctuations in manufacturing capacity, labor issues, and pricing and gross margin pressures. This industry has from time to time experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The Company has also historically derived a significant portion of its revenue from the aerospace and defense industries, which have been characterized by significant technological changes, high cyclicality and the potential for significant downturns in business activity resulting from changes in economic conditions or governmental resources and spending policies. No assurance can be given that the industries served by the Company will experience economic growth, will not experience a downturn or that any downturn will not be severe, or that such conditions would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations as a percentage of total revenue:

                                                                 YEAR ENDED MARCH 31,
                                                         -----------------------------------
                                                           1999         1998         1997
                                                         ---------    ---------    ---------
Revenue:
 Product licenses                                            60.8 %       55.4 %       60.5 %
 Service and other                                           39.2         44.6         39.5
                                                         ---------    ---------    ---------
      Total revenue                                         100.0        100.0        100.0
Cost of revenue:
 Product licenses                                             7.2          6.9          6.9
 Service and other                                            4.6         11.0          9.2
                                                         ---------    ---------    ---------
     Total cost of revenue                                   11.8         17.9         16.1
                                                         ---------    ---------    ---------
Gross profit                                                 88.2         82.1         83.9
Operating expenses:
 Research and development                                    32.8         24.3         22.6
 Sales and marketing                                         52.4         56.4         52.7
 General and administrative                                   8.9         11.6         11.4
 Amortization of intangibles                                  1.4          1.4          0.5
 Restructuring charges                                        2.1           --           --
 Acquired in-process research and development                  --           --          7.9
                                                         ---------    ---------    ---------
     Total operating expenses                                97.6         93.7         95.1
                                                         ---------    ---------    ---------
Operating loss                                               (9.4)       (11.6)       (11.2)
Other expense, net                                           (1.2)        (0.3)        (0.1)
                                                         ---------    ---------    ---------
Loss before income taxes                                    (10.6)       (11.9)       (11.3)
Income tax expense                                            1.7          1.1          1.4
                                                         ---------    ---------    ---------
Net loss                                                    (12.3)%      (13.0)%      (12.7)%
                                                         ---------    ---------    ---------
                                                         ---------    ---------    ---------

FISCAL YEARS 1999 AND 1998

Total revenue increased 3.9% to $26.8 million in fiscal year 1999 from $25.8 million in fiscal year 1998. No one customer accounted for 10% or more of total revenue in fiscal year 1999 or 1998.

Product license revenue increased 14.2% to $16.3 million in fiscal year 1999 from $14.3 million in fiscal year 1998. Throughout fiscal year 1999, the Company has experienced increased demand for its products from customers in Europe, and to a lesser extent the U.S., offset by reduced demand from customers in Asia.

Service and other revenue decreased 8.8% to $10.5 million in fiscal year 1999 from $11.5 million in fiscal year 1998. The decrease was due primarily to decreased revenues under the NIST grant and U.S. government contracts, offset by increased demand for the Company's maintenance, consulting and other services resulting from growth in the Company's installed base. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no revenues were received in fiscal year 1999 from this source. In addition, revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract were minimal in fiscal year 1999, as this contract expired at the end of fiscal year 1999. Revenues recognized under the NIST grant and the two contracts, in the aggregate, were not significant in fiscal year 1999 and were approximately $2.8 million and $1.8 million fiscal years 1998 and 1997, respectively.

Total revenues from U.S. government-related sources, including the previously mentioned specific awards, were not significant as a percentage of total revenues in fiscal year 1999, and were approximately 10.9% and 18.1% of total revenues during fiscal years 1998 and 1997, respectively

The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. The Company's international operations accounted for 54.8%, 42.5% and 41.0% of the Company's total revenue for fiscal years 1999, 1998 and 1997, respectively. Throughout fiscal year 1999 the Company has experienced reduced demand from customers in Asia and is continuing to monitor the Asian financial situation and the impact on its customers.

COST OF REVENUE

Total cost of revenue decreased 31.6% to $3.2 million in fiscal year 1999 from $4.6 million in fiscal year 1998.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense, amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 11.8% of product license revenue in fiscal year 1999 from 12.4% in fiscal year 1998. Costs such as documentation expense and supplies are expensed as incurred, and development costs associated with creating the library of component and template models are capitalized and amortized over the estimated product life. These costs and amortization expenses may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the U.S. Air Force and DARPA contracts and the NIST grant, and the direct cost of providing services such as training and consulting. As a percentage of service and other revenue, cost of service and other revenue decreased to 11.8 % in fiscal year 1999 from 24.6% in fiscal year 1998. The decrease was primarily attributable to decreased activity under the NIST grant, and the U.S. Air Force and DARPA contracts, which had higher costs associated with them than the Company's other services. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, therefore, no costs were incurred in fiscal year 1999 in connection with this contract. In addition, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and costs incurred under the DARPA contract were minimal in fiscal year 1999 as this contract expired at the end of fiscal year 1999.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. Costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses increased 40.6% to $8.8 million in fiscal year 1999 from $6.3 million in fiscal year 1998. As discussed under "Revenue" and "Cost of Revenue" above, the final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998, the NIST grant concluded at the end of the first quarter of fiscal year 1999 and the DARPA contract expired in fiscal 1999. Accordingly, payroll and overhead related to research and development personnel performing work under these contracts was matched with related revenues and recorded as cost of service and other revenue in fiscal year 1998, whereas similar costs in fiscal year 1999 were recorded as research and development expense, which increased research and development expense in fiscal year 1999. This increase was partially offset by the work force reduction which occurred in the first quarter of fiscal 1999. As a percentage of total revenue, research and development costs increased to 32.8% in fiscal year 1999 from 24.3% in fiscal year 1998.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense decreased 3.5% to $14.1 million in fiscal year 1999 from $14.6 million in fiscal year 1998. Sales and marketing expenses decreased in fiscal year 1999 primarily as a result of the work force reduction which occurred in the first quarter of fiscal 1999. This decrease was offset by increased costs associated with the Company's corporate image marketing campaign in first quarter of fiscal year 1999, and costs associated with recruiting new sales employees in the U.S. in the fourth quarter of 1999. As a percentage of total revenue, sales and marketing expenses decreased to 52.4% in fiscal year 1999 from 56.4% in fiscal year 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses decreased 20.4% to $2.4 million in fiscal year 1999 from $3.0 million in fiscal year 1998. The decreases primarily resulted from work force reductions implemented during the first quarter of fiscal year 1999. As a percentage of total revenue, general and administrative expenses decreased to 8.9% in fiscal year 1999 from 11.6% in fiscal year 1998.

RESTRUCTURING CHARGES

Results of operations for fiscal year 1999 included a $557,000 charge for costs associated with a restructuring plan undertaken to improve profitability. The restructuring plan consisted primarily of work force reductions and other cost control efforts. All of the restructuring charges were paid in fiscal year 1999.

OTHER EXPENSE, NET

Other expense, net primarily consists of interest expense, the effects of foreign currency transaction gains and losses, and interest income on cash and cash equivalents. Other expense, net was $340,000 in fiscal year 1999 and $86,000 in fiscal year 1998. Interest expense increased due to amortization of finance charges in fiscal year 1999, related to the sale of approximately $4.0 million of accounts receivable to a financial institution in the fourth quarter of fiscal year 1998. Interest income decreased due to lower levels of cash and cash equivalents held during the periods. The change in other income (expense) primarily related to increased foreign currency transaction losses.

INCOME TAX EXPENSE

The Company provided for foreign income and withholding taxes and state income taxes of $455,000 and $275,000 in the aggregate, in fiscal years 1999 and 1998, respectively. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $11.4 million which expire at various dates beginning in 2009 and ending in 2019, if not utilized. Utilization of $950,000 of federal net operating losses is subject to annual limitations due to a change in the Company's fiscal year in 1994. For financial reporting purposes the Company has established a valuation allowance against its deferred tax assets because of the uncertainty relating to the realization of such asset values. SEE NOTE 8 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS 1998 AND 1997

REVENUE

Total revenue increased 7.6% to $25.8 million in fiscal year 1998 from $24.0 million in fiscal year 1997. No one customer accounted for 10% or more of total revenue in fiscal year 1998 or 1997.

Product license revenue decreased 1.5% to $14.3 million in fiscal year 1998 from $14.5 million in fiscal year 1997.

Service and other revenue increased 21.7% to $11.5 million in fiscal year 1998 from $9.5 million in fiscal year 1997. The change was due primarily to increased demand for the Company's maintenance and other services, growth in the Company's installed base, greater revenues from the U.S. Air Force under a $2.0 million modeling contract awarded during the first quarter of fiscal year 1997 and greater revenues from DARPA under a $1.3 million contract awarded in September 1996. The final models under the U.S. Air Force contract were delivered in the fourth quarter of fiscal year 1998. In addition, revenues from the NIST grant and the DARPA contract declined significantly in the fourth quarter of fiscal year 1998 as these contracts neared expiration. Revenues recognized under these contracts, in the aggregate, were approximately $2.8 million and $1.8 million in fiscal year 1998 and 1997, respectively.

In addition to revenues received under the NIST grant, and under the contracts with the U.S. Air Force and DARPA, the Company received other revenues from the U.S. government or its subcontractors during fiscal years 1998 and 1997. Total revenues from U.S. government-related sources, including the previously mentioned specific contracts, accounted for approximately 10.9% and 18.1% of total revenues during fiscal year 1998 and 1997, respectively.

The Company's international operations accounted for 42.5% and 41.0% of the Company's total revenue for fiscal years 1998 and 1997, respectively. The majority of the Company's international operations are conducted through the Company's wholly-owned subsidiaries in Europe. International revenue increased as a percentage of total revenue primarily as a result of decreased sales in the United States in fiscal year 1998. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia.

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

Cost of service and other revenue increased to 24.6% of service and other revenue in fiscal year 1998 from 23.3% of service and other revenue in fiscal year 1997. The increase was primarily attributable to increased costs associated with performance under the NIST, U.S. Air Force and DARPA contracts in fiscal year 1998. In addition, maintenance revenue earned in fiscal year 1998 increased compared to maintenance revenue earned in fiscal 1997. The NIST grant and the U.S. Air Force contract were nearing completion during the fourth quarter of fiscal year 1998, and the DARPA expired in October 1998.

RESEARCH AND DEVELOPMENT

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.1 million in fiscal year 1999, which included a net loss for the period offset by an adjustment for depreciation and amortization, as well as changes in operating assets and liabilities. Accounts payable and accrued expenses decreased due to the timing of payments. Unearned revenue decreased due to revenue recognized during the period, partially offset by payments received. Accounts receivable increased compared to the balance at March 31, 1998 which was net of a March 1998 sale of approximately $4.0 million of accounts receivable to a financial institution.

Net cash used in investing activities was $2.5 million in fiscal year 1999, which primarily included expenditures associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems.

Net cash provided by financing activities was $488,000 in fiscal year 1999, which included proceeds from the Company's operating line of credit and proceeds from the exercise of stock options and warrants offset by principal payments on capital lease obligations.

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on 80% of eligible domestic accounts receivable, and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 0.5% (8.25% at March 31, 1999). The line of credit facility requires the Company to maintain certain financial and other covenants including minimum net worth, results of operations and the ratio of current assets to current liabilities. The Company was in compliance with all covenants at March 31, 1999. At March 31, 1999, the Company had borrowings outstanding under the operating line of $400,000 and additional borrowing capacity of approximately $1.4 million. The line of credit matures on April 4, 2000.

In May 1999, to provide a further source of liquidity, the Company negotiated a non-recourse receivables purchase agreement with a bank, for the sale of up to $1.5 million of foreign accounts receivable. The agreement allows for the sale of certain accounts receivable without recourse at a discount rate equal to the bank's prime rate plus 3%. To date, the Company has not executed sales of accounts receivable under this agreement.

The Company believes its existing cash and cash equivalents, combined with amounts available under its operating line of credit and non-recourse receivables purchase agreement, and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next twelve months. Depending on a variety of factors which cannot be predicted with certainty, including the Company's results of operations, receipt and timing of orders for the Company's products, changes in capital spending plans by key customers, the impact of expense reductions on the Company, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns and unanticipated costs related to the Year 2000 issue, the Company may need to raise additional funds. Such additional funding could be more costly than the Company's current line of credit and non-recourse receivables purchase agreement or, if equity, could be materially dilutive to existing shareholders. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that such financing could be obtained in a timely manner. If adequate funds are not available as required, the Company's ability to continue its research and product development efforts, as well as the Company's financial condition and results of operations will be adversely affected.

YEAR 2000 ISSUE

The Company is assessing its computer software programs and operating systems used in its internal operations including development and accounting systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date data designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company has completed its internal assessment but intends to continue to monitor Year 2000 compliance matters on an ongoing basis.

The Company has completed contacting its major suppliers of products and services to assess the Year 2000 compliance of each. The Company is in the process of developing a plan to address any major deficiencies discovered with respect to those suppliers contacted. As the majority of the Company's major customers are "Fortune 100" companies, the Company has begun to review Year 2000 public disclosures made by its major customers to determine whether their operations are Year 2000 compliant. If the Company's major suppliers of products and services and its major customers are not Year 2000 compliant, their noncompliance may cause a material disruption to their businesses which could negatively impact the Company in many ways, including the inability to collect payments from customers and the delay or cessation of deliveries of products or services. Additionally, risks associated with parties located outside the U.S. may be higher as it is generally believed than non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. There can be no assurance that major suppliers of products and services and major customers will adequately address their Year 2000 issues. The Company expects to complete its assessment of its major customers by September 30, 1999.

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

The Company has assessed its products to determine their readiness for the Year 2000. The Company's products do not require date-specific calculations and therefore the Company believes they will be unaffected by the Year 2000 transition. The Company believes that its 5.0 product version, released in March 1999, when used in combination with compliant operating systems and development environment software of third parties, is Year 2000 compliant. To the extent that a user of the Company's products does not have Year 2000 compliant operating systems or development environments, the Company can give no assurance as to Year 2000 compliance of its products used on such operating systems or development environments.

The Company has not incurred, and does not expect to incur material incremental costs to ensure Year 2000 compliance of its systems or products. Certain systems have been targeted for replacement based on Year 2000 and other technology considerations. The Company anticipates that affected systems will be replaced prior to September 30, 1999. However, related expenditures are not anticipated to be material. At this time, the Company foresees nominal incremental spending for the Year 2000 issue.

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

The Company is in the process of developing a contingency plan for dealing with the most likely worst-case scenario. The Company currently plans to complete such contingency planning by November 30, 1999.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its outstanding debt. Information required by this item is set forth in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and in
Note 10 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included under QUARTERLY CONSOLIDATED FINANCIAL DATA on page F-2 of this Report, and as listed below:

                                                                        Page No.
                                                                        --------
Report of KPMG Peat Marwick                                               F-3
LLP
Consolidated Balance Sheets, March 31, 1999 and 1998                      F-4

Consolidated Statements of Operations for the years ended                 F-5
March 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the years ended       F-6
March 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended                 F-7
March 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                                F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions ELECTION OF DIRECTORS and MANAGEMENT in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the caption SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


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

          10.3 Amended and Restated 1993 Stock Incentive Plan, as amended, incorporated by reference to Exhibits to the 1998 Definitive Proxy Statement as filed with the Commission June 10, 1998 *

          10.4 1995 Stock Option Plan for Nonemployee Directors incorporated by reference to Exhibits to the Registration Statement *

          10.5 Form of Stock Option Agreement incorporated by reference to Exhibits to the Registration Statement *

          10.6 Control Change Agreement dated effective August 18, 1995 between Analogy, Inc. and Gary P. Arnold incorporated by reference to Exhibits to the Registration Statement *

          10.7 Trademark License Agreement between American Airlines, Inc. and Analogy, Inc. incorporated by reference to Exhibits to the Registration Statement

          10.8 Business Park Lease dated August 30, 1993, between Analogy, Inc. and Petula Associates Ltd. and Koll Creekside Associates II incorporated by reference to Exhibits to the Registration Statement

          10.9 U.S. Department of Commerce Financial Assistance Award incorporated by reference to Exhibits to the Registration Statement

         10.10 1996 Employee Stock Purchase Plan, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1996*

         10.11 Non-Recourse Receivables Purchase Agreement dated May 3, 1999 between Silicon Valley Bank and Analogy, Inc., filed herewith

EXHIBIT NO.        DESCRIPTION

         10.12 Loan and Security Agreement dated March 10, 1997 between Silicon Valley Bank and Analogy, Inc., filed herewith

         10.13 Loan Modification dated March 5, 1998 between Silicon Valley Bank and Analogy, Inc., filed herewith

         10.14 Loan Modification dated June 30, 1998 between Silicon Valley Bank and Analogy, Inc., filed herewith

         10.15 Loan Modification dated March 29, 1999 between Silicon Valley Bank and Analogy, Inc., filed herewith

          21.0 Subsidiaries of Analogy, Inc., filed herewith

          23.0 Consent of KPMG Peat Marwick LLP, filed herewith

          27.0 Financial Data Schedule, filed herewith

      *  Denotes management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

A Report on Form 8-K, containing the Company's earnings release for the quarter and nine months ended December 31, 1998, under Item 5, was filed on January 27, 1999. No other Reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of June 1999.

                                             ANALOGY, INC.

                                             By /s/ Gary P. Arnold
                                                ------------------
                                             Gary P. Arnold
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 18th day of June 1999.

Signature                           Title
---------                           -----
/s/ GARY P. ARNOLD                  Chairman of the Board, President and Chief
----------------------------        Executive Officer (Principal Executive
Gary P. Arnold                      Officer)

/s/ DUANE C. FROMHART               Vice President and Corporate Controller
----------------------------        (Principal Financial Officer)
Duane C. Fromhart

/s/ DR. MARTIN VLACH                Vice President, Chief Scientist and Director
----------------------------
Dr. Martin Vlach

                                    Director
----------------------------
Robert L. Cattoi

                                    Director
----------------------------
John H. Faehndrich

/s/ NEIL E. GOLDSCHMIDT             Director
----------------------------
Neil E. Goldschmidt

/s/ FRANK ROEHR                     Director
----------------------------
Frank Roehr

                                    Director
----------------------------
Charles Sporck

                         ANALOGY, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------------------
                                                           1999         1998        1997         1996          1995
                                                           ----         ----        ----         ----          ----
STATEMENT OF OPERATIONS DATA:
Revenue:
 Product licenses                                   $    16,307  $    14,278 $    14,501   $   15,562  $     11,090
 Service and other                                       10,498       11,512       9,459        6,176         5,165
                                                      ----------   ----------  ----------    ---------   -----------
     Total revenue                                       26,805       25,790      23,960       21,738        16,255
Cost of revenue:
 Product licenses                                         1,920        1,776       1,652        1,426         1,255
 Service and other                                        1,234        2,833       2,202          994           511
                                                      ----------   ----------  ----------    ---------   -----------
     Total cost of revenue                                3,154        4,609       3,854        2,420         1,766
                                                      ----------   ----------  ----------    ---------   -----------
       Gross profit                                      23,651       21,181      20,106       19,318        14,489
Operating expenses:
 Research and development                                 8,802        6,260       5,413        4,518         3,735
 Sales and marketing                                     14,055       14,559      12,622       10,708         9,332
 General and administrative                               2,378        2,987       2,728        2,373         2,345
 Amortization of intangibles                                368          368         136           --            --
  Restructuring charges                                     557           --          --           --            --
 Acquired in-process
    research and development                                 --           --       1,896           --            --
                                                      ----------   ----------  ----------    ---------   -----------
     Total operating expenses                            26,160       24,174      22,795       17,599        15,412
                                                      ----------   ----------  ----------    ---------   -----------
       Operating (loss) income                           (2,509)      (2,993)     (2,689)       1,719          (923)
Other expense, net                                         (340)         (86)        (11)        (523)         (408)
                                                      ----------   ----------  ----------    ---------   -----------
       (Loss) income before income taxes                 (2,849)      (3,079)     (2,700)       1,196        (1,331)
Income tax expense                                          455          275         341          370           196
                                                      ----------   ----------  ----------    ---------   -----------
       Net (loss) income                            $    (3,304) $    (3,354) $   (3,041)   $     826  $     (1,527)
                                                      ----------   ----------  ----------    ---------   -----------
                                                      ----------   ----------  ----------    ---------   -----------

Basic net (loss) income per share                   $     (0.35) $     (0.37)$     (0.35)   $    0.17  $      (0.35)
                                                      ----------   ----------  ----------    ---------   -----------
                                                      ----------   ----------  ----------    ---------   -----------
Diluted net (loss) income per share                 $     (0.35) $     (0.37) $    (0.35)   $    0.11  $      (0.35)
                                                      ----------   ----------  ----------    ---------   -----------
                                                      ----------   ----------  ----------    ---------   -----------

Shares used in per share calculations:
Basic                                                     9,426        9,188       8,584        4,816         4,378
Diluted                                                   9,426        9,188       8,584        7,820         4,378


                                                                              MARCH 31,
                                                   -----------------------------------------------------------------
                                                           1999         1998        1997          1996         1995
                                                           ----         ----        ----          ----         ----
BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities           $ 2,008      $ 8,130     $ 3,524      $ 10,208      $  1,179
Total assets                                             21,218       22,975      22,130        22,294       10,375
Long-term obligations, net of current portion               284          561         858           578        1,640
Shareholders' equity                                      5,990        8,695      11,317        11,491           27

                         ANALOGY, INC. AND SUBSIDIARIES
                      QUARTERLY CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                FIRST           SECOND          THIRD         FOURTH
                                               QUARTER         QUARTER         QUARTER       QUARTER
                                             -------------    ------------    ----------    -----------
FISCAL YEAR 1999
  Total revenue                             $      5,412      $    6,417      $  7,258      $   7,718
  Gross profit                                     4,558           5,804         6,330          6,959
  Net (loss) income                               (3,155)           (362)           53            160
  Basic net (loss) income per share                (0.34)          (0.04)         0.01           0.02
  Diluted net (loss) income per share              (0.34)          (0.04)         0.01           0.02


FISCAL YEAR 1998                                  As Restated (1)
                                            -----------------------------
  Total revenue                             $      5,212      $    6,742      $  7,846      $   5,990
  Gross profit                                     4,077           5,361         6,813          4,930
  Net (loss) income                                 (943)             55           347         (2,813)
  Basic net (loss) income per share                (0.10)           0.01          0.04          (0.30)
  Diluted net (loss) income per share              (0.10)           0.01          0.04          (0.30)


(1) In April 1998, the Company determined that revenue from products sold to a reseller previously recognized in the first and second quarters of fiscal 1998 of $774 and $400, respectively, should more appropriately be recognized as revenue at the time the product is sold to the ultimate end user rather than to recognize the revenue when it is sold to the reseller. Accordingly, the results of operations for the first and second quarters of fiscal year 1998 have been restated.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Analogy, Inc.:


We have audited the accompanying consolidated balance sheets of Analogy, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Analogy, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                              KPMG Peat Marwick LLP

Portland, Oregon
May 7, 1999

                         ANALOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              MARCH 31,
                                                                  -----------------------------------
                                                                        1999                1998
                                                                  -----------------     -------------
   Assets
     Current assets:
       Cash and cash equivalents                                  $      2,008          $      8,130
       Accounts receivable                                               6,738                 3,946
       Prepaid expenses                                                  1,033                 1,160
       Other assets, net                                                 2,271                   506
                                                                      ---------             ---------
            Total current assets                                        12,050                13,742

       Furniture, fixtures and equipment, net                            2,416                 3,811
       Library costs, net                                                4,495                 3,924
       Other assets, net                                                 2,257                 1,498
                                                                      ---------             ---------
                                                                  $     21,218          $     22,975
                                                                      ---------             ---------
                                                                      ---------             ---------

   Liabilities and Shareholders' Equity
     Current liabilities:
       Line of credit                                             $        400          $         --
       Accounts payable and accrued expenses                             1,320                 1,895
       Current portion of capital leases                                   403                   536
       Accrued salaries and benefits                                     2,709                 2,726
       Unearned revenue                                                  8,657                 7,254
                                                                      ---------             ---------
         Total current liabilities                                      13,489                12,411

      Non-current portion of capital leases                                219                   454
      Deferred contract revenue                                          1,455                 1,308
      Other liabilities                                                     65                   107

     Commitments

     Shareholders' equity:
       Common stock, no par value, authorized 35,000 shares;
          shares issued and outstanding : 9,521 and 9,330
          at March 31, 1999 and 1998, respectively                      18,569                17,906
       Accumulated other comprehensive loss -
          foreign currency translation                                    (269)                 (205)
       Accumulated deficit                                             (12,310)               (9,006)
                                                                      ---------             ---------
         Total shareholders' equity                                      5,990                 8,695
                                                                      ---------             ---------
                                                                  $     21,218          $     22,975
                                                                      ---------             ---------
                                                                      ---------             ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEAR ENDED MARCH 31,
                                                 ----------------------------------------------
                                                     1999             1998            1997
                                                 -------------     -----------     ------------
     Revenue:
        Product licenses                         $     16,307      $   14,278      $    14,501
        Service and other                              10,498          11,512            9,459
                                                    ----------       ---------        ---------
           Total revenue                               26,805          25,790           23,960

     Cost of revenue:

        Product licenses                                1,920           1,776            1,652
        Service and other                               1,234           2,833            2,202
                                                    ----------       ---------        ---------
           Total cost of revenue                        3,154           4,609            3,854
                                                    ----------       ---------        ---------

           Gross profit                                23,651          21,181           20,106

     Operating expenses:
        Research and development                        8,802           6,260            5,413
        Sales and marketing                            14,055          14,559           12,622
        General and administrative                      2,378           2,987            2,728
        Amortization of intangibles                       368             368              136
        Restructuring charges                             557              --               --
        Acquired in-process research
          and development                                  --              --            1,896
                                                    ----------       ---------        ---------
           Total operating expenses                    26,160          24,174           22,795
                                                    ----------       ---------        ---------

           Operating loss                              (2,509)         (2,993)          (2,689)

     Other income (expense):
        Interest income                                    46             103              302
        Interest expense                                 (253)           (221)            (191)
        Other income (expense)                           (133)             32             (122)
                                                    ----------       ---------        ---------
           Other expense, net                            (340)            (86)             (11)
                                                    ----------       ---------        ---------

           Loss before income
              taxes                                    (2,849)         (3,079)          (2,700)

     Income tax expense                                   455             275              341
                                                    ----------       ---------        ---------

     Net loss                                    $     (3,304)     $   (3,354)     $    (3,041)
                                                    ----------       ---------        ---------
                                                    ----------       ---------        ---------

     Basic net loss per share                    $      (0.35)     $    (0.37)     $     (0.35)
                                                    ----------       ---------        ---------
                                                    ----------       ---------        ---------
     Diluted net loss per share                  $      (0.35)     $    (0.37)     $     (0.35)
                                                    ----------       ---------        ---------
                                                    ----------       ---------        ---------

     Shares used in per share calculations:
          Basic                                         9,426           9,188            8,584
                                                    ----------       ---------        ---------
                                                    ----------       ---------        ---------
          Diluted                                       9,426           9,188            8,584
                                                    ----------       ---------        ---------
                                                    ----------       ---------        ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                       ACCUMULATED
                                                 COMMON STOCK             OTHER          ACCUM-          TOTAL
                                           --------------------------  COMPREHENSIVE      ULATED      SHAREHOLDERS'
                                             SHARES        AMOUNT          LOSS          DEFICIT         EQUITY
                                           ---------     ------------    ---------    --------------    ---------
Balance at March 31, 1996                      8,293        $ 14,180         $(78)       $ (2,611)        $ 11,491

Exercise of stock options
  and warrants                                   142             207           --              --              207
Issuance of common stock
  in connection with acquisition                 650           2,681           --              --            2,681
Issuance of common stock, net                     33              56           --              --               56
Net loss                                          --              --           --          (3,041)          (3,041)
Foreign currency translation                      --              --          (77)             --              (77)
                                           ----------    ------------    ---------    ------------      -----------
Balance at March 31, 1997                      9,118          17,124         (155)         (5,652)          11,317

Exercise of stock options
  and warrants                                   212             782           --              --              782
Net loss                                          --              --           --          (3,354)          (3,354)
Foreign currency translation                      --              --          (50)             --              (50)
                                           ----------    ------------    ---------    ------------      -----------
Balance at March 31, 1998                      9,330          17,906         (205)         (9,006)           8,695

Exercise of stock options
  and warrants                                   191             663           --              --              663
Net loss                                          --              --           --          (3,304)          (3,304)
Foreign currency translation                      --              --          (64)             --              (64)
                                           ----------    ------------    ---------    ------------      -----------
Balance at March 31, 1999                      9,521        $ 18,569       $ (269)      $ (12,310)         $ 5,990
                                           ----------    ------------    ---------    ------------      -----------
                                           ----------    ------------    ---------    ------------      -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED MARCH 31,
                                                                        --------------------------------------------
                                                                          1999            1998             1997
                                                                        ----------     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $      (3,304)    $     (3,354)    $     (3,041)
  Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                        3,987            3,802            2,983
       Acquired in-process research and development                            --               --            1,896
  Changes in operating assets and liabilities (net of effects of acquisition):
    Accounts receivable                                                    (2,884)           5,076           (3,436)
    Prepaid expenses and other assets                                      (1,101)          (1,140)            (888)
    Accounts payable and accrued expenses                                    (626)             849               (6)
    Unearned revenue                                                         (148)           2,920              667
                                                                        ----------       ----------       ----------
          Net cash (used in) provided by operating activities              (4,076)           8,153           (1,825)
                                                                        ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                          --               --           (5,910)
    Sales of marketable securities                                             --               --            3,013
    Maturities of marketable securities                                        --            1,700            1,200
    Capital expenditures for furniture, fixtures and equipment               (597)          (1,261)          (2,094)
    Capital expenditures for library costs                                 (1,949)          (2,379)          (1,588)
    Net cash acquired in acquisition                                           --               --              260
                                                                        ----------       ----------       ----------
          Net cash used in investing activities                            (2,546)          (1,940)          (5,119)
                                                                        ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                                 400               --                --
   Payments on subordinated debt                                               --               --             (929)
   Principal payments on capital leases                                      (575)            (608)            (734)
   Proceeds from sale of common stock                                          --               --               56
   Proceeds from exercise of stock options and warrants                       663              782              207
                                                                        ----------       ----------       ----------
          Net cash provided by (used in) financing activities                 488              174           (1,400)
                                                                        ----------       ----------       ----------
   Effect of exchange rate changes on cash and cash equivalents                12              (84)             (37)
                                                                        ----------       ----------       ----------
          Net (decrease) increase in cash and cash equivalents             (6,122)           6,303           (8,381)
   Cash and cash equivalents at beginning of period                         8,130            1,827           10,208
                                                                        ----------       ----------       ----------
   Cash and cash equivalents at end of period                       $       2,008     $      8,130     $      1,827
                                                                        ----------       ----------       ----------
                                                                        ----------       ----------       ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for: Interest                                           $         253     $        132     $        167
                 Income taxes                                                 379              338              215
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Acquisition of equipment under capital lease obligations         $         208     $        532     $        839
   Recording of deferred and unearned contract revenue                      4,288               --               --
   Acquisition of Symmetry Design Systems, Inc.:
     Assets acquired and liabilities assumed, net of cash acquired  $          --     $         --     $     (2,421)
     Issuance of common stock                                                  --               --            2,681
                                                                        ----------       ----------       ----------
        Net cash acquired in acquisition                            $          --     $         --     $        260


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997


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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. At March 31, 1999 and 1998, European customers accounted for approximately 60% and 50%, respectively, of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not generally require collateral.

The Company historically has derived a significant portion of its revenue from the automotive, aerospace and defense industries. Total revenues from U.S. government-related sources were not significant in fiscal year 1999, and were approximately 10.9% and 18.1% of total revenues during fiscal years 1998 and 1997, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

ACCOUNTS RECEIVABLE

In March 1998, the Company sold approximately $4.0 million of accounts receivable on a non-recourse basis. The carrying amount approximated the fair value and as a result no gain or loss was recognized on the sale.

FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are stated at cost. Furniture and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Depreciation of furniture, fixtures and equipment is calculated on the straight-line method over estimated useful lives of five years for office furniture and fixtures and three years for computer equipment and software. Assets held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the related lease term or estimated useful life of the leased assets.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are expensed as incurred. The Company does not capitalize software development costs after technological feasibility has been established since the time period between product release and establishment of technological feasibility is short.

During fiscal year 1997, the Company entered into a cost-sharing agreement with DARPA for research and development covering a three year period, pursuant to which the Company was obligated to provide matching direct and indirect support costs up to $1.3 million and to deliver progress reports over the same period. Reimbursed costs under this agreement were $129,000, $774,000 and $348,000 in fiscal years 1999, 1998 and 1997, respectively. During fiscal year 1996, the Company was awarded a research grant from NIST which covered a three year period, pursuant to which the Company was obligated to provide matching indirect cost of support up to $400,000 and to deliver progress reports over the same period. Reimbursed costs under this grant were $74,000, $765,000 and $768,000, in fiscal years 1999, 1998 and 1997, respectively.

LIBRARY COSTS

Development costs associated with creating the library of component and template models are capitalized and amortized on a straight-line basis over the estimated product life of five years.

The Company recognized amortization expense of approximately $1,378,000, $1,184,000 and $975,000 related to its capitalized library costs in fiscal years 1999, 1998 and 1997, respectively.

REVENUE RECOGNITION

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

COMPUTATION OF NET LOSS PER SHARE

Basic and diluted loss per share are computed using the weighted average number of shares of common stock outstanding for the period, since all potential dilutive securities are excluded from the calculation as they are antidilutive. The dilutive effect of stock options outstanding for the purchase of approximately 1.8 million, 1.5 million and 1.3 million shares for fiscal years 1999, 1998 and 1997, respectively, and warrants outstanding for the purchase of 10,000, 340,000 and 400,000 shares for fiscal years 1999, 1998 and 1997, respectively were not included in loss per share calculations, because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

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

SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") for the year ended March 31, 1999. Based on definitions contained within SFAS 131, the Company has determined that it operates in one segment.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on its consolidated financial statements.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the fiscal year 1999 presentation.

(2)      COMPREHENSIVE LOSS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive loss is the total of net loss and all other non-owner changes in equity. The reconciliation of net loss to comprehensive loss is as follows (in thousands):

                                                                  Fiscal Year
                                              ----------------------------------------------------
                                                   1999               1998               1997
                                                 ----------        ------------       ------------
Net loss                                        $   (3,304)       $    (3,354)       $    (3,041)
Foreign currency translation adjustments               (64)               (50)               (77)
                                                 ----------        ------------       ------------
                                                 ----------        ------------       ------------
Comprehensive net loss                          $   (3,368)       $    (3,404)       $    (3,118)
                                                 ----------        ------------       ------------
                                                 ----------        ------------       ------------

(3) RESTRUCTURING

Results of operations for fiscal year 1999 included a $557,000 charge for costs associated with a restructuring plan undertaken to improve profitability. The restructuring plan consisted primarily of work force reductions and other cost control efforts. All of the restructuring charges were paid in fiscal year 1999.

(4)  ACQUISITION

In November 1996, the Company acquired Symmetry Design Systems, Inc., ("Symmetry") a developer of analog and mixed-signal modeling tools and model libraries. The Company accounted for the acquisition using the purchase method and valued the transaction at approximately $2.9 million. The excess of the acquisition cost over the fair value of the net assets acquired is being amortized over three years using the straight-line method. The accompanying financial statements include the results of operations of Symmetry from the date of the acquisition.

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

In connection with the acquisition and in consideration for non-compete agreements entered into with certain key employees of Symmetry, the Company issued warrants to purchase 400,000 shares of the Company's common stock at $4.125 per share. No warrants were outstanding at March 31, 1999.

(5) FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment, net consists of the following (in thousands):

                                                      March 31,
                                               -----------------------------
                                                 1999               1998
                                               ----------        -----------
   Office furniture                           $      946        $       940
   Computer equipment                              9,667              8,964
   Software                                        1,818              1,605
   Leasehold improvements                            248                375
                                               ----------        -----------
                                                  12,679             11,884
   Less: accumulated depreciation
        and amortization                         (10,263)            (8,073)
                                               ----------        -----------
                                              $    2,416        $     3,811
                                               ----------        -----------
                                               ----------        -----------

(6) LEASES

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

Furniture, fixtures and equipment, net include the following capital lease amounts (in thousands):

                                                        March 31,
                                              ------------------------------
                                                1999                 1998
                                              ----------           ---------
   Furniture and equipment                 $      4,785         $     4,577
   Less accumulated amortization                 (3,752)             (3,193)
                                              ----------           ---------
                                           $      1,033         $     1,384
                                              ----------           ---------
                                              ----------           ---------

The Company also leases its office facilities and certain office equipment under non-cancelable operating lease agreements.

Future minimum lease payments under these leases are as follows (in thousands):

                                                    Capital         Operating
                                                     Leases          Leases
                                                   -----------     ------------
   Year ending March 31,
   2000                                           $       443     $        642
   2001                                                   225              383
   2002                                                     2              287
                                                   -----------     ------------
      Total minimum lease payments                        670     $      1,312
                                                                   ------------
                                                                   ------------
   Less amount representing interest                      (48)
                                                   -----------
      Present value of net minimum
        capital lease payments                            622
   Less current portion of capital leases                (403)
                                                   -----------
      Non-current portion of capital leases       $       219
                                                   -----------
                                                   -----------

Rent expense under operating leases in fiscal years 1999, 1998 and 1997 was approximately $1,404,000, $1,248,000 and $1,429,000, respectively.

(7) STOCK-BASED COMPENSATION PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "ESPP") which allows employees of the Company to purchase shares of the Company's common stock through accumulated payroll deductions. Participating employees may elect to contribute up to 10% of their eligible compensation during each pay period to the ESPP. The ESPP provides for two semi-annual offering periods beginning February 1 and August 1 of each year. Participant funds are accumulated during the offering period and used to automatically purchase shares of the Company's common stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date. The Company has reserved 300,000 shares of common stock for issuance under the ESPP and had issued 257,189 shares as of March 31, 1999.

STOCK OPTION PLANS

The Company has a 1986 Stock Option Plan under which 625,000 shares of common stock are reserved for issuance, and a 1993 Stock Incentive Plan, as amended (the "1993 Plan") under which 2,077,911 shares of common stock are reserved for issuance. The 1993 Plan expires in 2003 unless terminated sooner by the Company or options have been granted and exercised on all shares available under the plan.

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

The table below summarizes the Company's stock option activity:

                                                                         Weighted
                                                    Number               Average
                                                      of                 Exercise
                                                    Shares                Price
                                                 ------------         --------------
   Outstanding options, March 31, 1996             1,044,432           $   2.63
   Granted                                           717,750               5.58
   Exercised                                        (142,263)              1.46
   Canceled                                         (293,311)              7.88
                                                 ------------
   Outstanding options, March 31, 1997             1,326,608               3.74
   Granted                                           248,125               5.53
   Exercised                                         (34,647)              3.53
   Canceled                                          (56,455)              4.86
                                                 ------------
   Outstanding options, March 31, 1998             1,483,631               3.98
   Granted                                           496,550               4.30
   Exercised                                         (33,067)              2.55
   Canceled                                         (175,131)              4.96
                                                 ------------
   Outstanding options, March 31, 1999             1,771,983               3.95
                                                 ------------
                                                 ------------

At March 31, 1999, stock options to purchase 1,036,858 shares of common stock, at a weighted average exercise price of $3.45 per share, were exercisable.

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

The following weighted average assumptions were used in the computations:

                                                          Fiscal Year
                                        -------------------------------------------------
                                            1999              1998              1997
                                        -------------     -------------     -------------
     Risk-free interest rate               5.85%             5.65%              6.0%
     Expected dividend yield                0%                 0%                 0%
     Expected volatility                   76.9%             66.7%             77.2%
     Expected lives                     7.56 years        9.72 years        9.96 years

The total value of options and warrants granted during fiscal years 1999, 1998 and 1997 was approximately $1,428,000, $1,076,000 and $4,929,000, respectively, which would be amortized on a straight-line basis over the vesting period of the options or warrants (typically four years). The weighted average fair value of options and warrants granted during fiscal years 1999, 1998 and 1997 was $2.87, $4.17 and $4.41 per share, respectively. The Company issued 117,276, 106,536 and 33,377 shares under its Company's Employee Stock Purchase Plan during fiscal years 1999, 1998 and 1997. The related weighted average purchase price and weighted average fair value of shares issued were $3.53 and $2.51, respectively for fiscal year 1999; $3.88 and $2.00, respectively for fiscal year 1998; and $4.30 and $1.15, respectively for fiscal year 1997.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would have approximated the pro forma amounts show below:

                                                                      Fiscal Year
                                        ------------------------------------------------------------------
                                                1999                   1998                  1997
                                        -------------------    -------------------    --------------------
                                           As        Pro          As        Pro          As         Pro
                                        Reported    Forma      Reported    Forma       Reported    Forma
                                        --------   --------    --------   --------     --------   --------
Net loss (in thousands)                 $(3,304)   $(4,532)    $(3,354)   $(5,434)     $(3,041)   $(4,131)
Diluted net loss per share              $ (0.35)   $ (0.49)    $ (0.37)   $ (0.59)     $ (0.35)   $ (0.48)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to April 1, 1995. Additional awards are anticipated in future years.

The following table summarizes the information about stock options and warrants outstanding at March 31, 1999:

                                                                                  Options and
                 Options and Warrants Outstanding                             Warrants Exercisable
--------------------------------------------------------------------    ---------------------------------
                                          Weighted        Weighted                          Weighted
                                          Average         Average                            Average
     Range of            Number          Remaining        Exercise          Number          Exercise
 Exercise Prices     Outstanding at     Contractual        Price        Exercisable at        Price
    Per Share        March 31, 1999     Life (Years)     Per Share     March 31, 1999       Per Share
    ---------        --------------     ------------     ---------     --------------       ---------

$0.30 - $1.20               18,500          1.5             1.15                18,500        1.15
       1.40                310,687          3.7             1.40               310,687        1.40
       2.40                134,824          4.6             2.40               134,824        2.40
   3.00 - 4.00             523,075          7.7             3.69               187,859        4.00
    4.01 - 5.00             82,235          7.2             4.79                50,580        4.83
   5.01 - 6.00             684,512          7.7             5.49               319,358        5.29
       7.50                 28,150          4.6             7.50                25,050        7.50
                    ---------------                                     ---------------
                         1,781,983                                           1,046,858
                    ---------------                                     ---------------
                    ---------------                                     ---------------


(8) INCOME TAXES

Loss before income taxes was as follows (in thousands):

                                            Fiscal Year
                          ------------------------------------------------
                            1999              1998               1997
                          ----------       -----------        ------------
    United States     $      (4,512)    $      (5,782)     $       (5,880)
    Foreign                   1,663             2,703               3,180
                          ----------       -----------        ------------
                      $      (2,849)    $      (3,079)     $       (2,700)
                          ----------       -----------        ------------
                          ----------       -----------        ------------

Income tax expense consists of the following (in thousands):

                                         Fiscal Year
                        -----------------------------------------------
                          1999            1998                1997
                        ---------       ----------         ------------
    Current:
      State             $      6        $      49          $        --
      Foreign                449              226                  341
                        ---------       ----------         ------------
                        $    455        $     275          $       341
                        ---------       ----------         ------------
                        ---------       ----------         ------------

The actual income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net loss before income taxes) as follows (in thousands):

                                                                 Fiscal Year
                                                   -----------------------------------------
                                                    1999            1998             1997
                                                   --------        --------        ---------
   Computed expected income tax
    benefit                                        $  (969)        $(1,047)        $   (918)
   Increase (reduction) in income
     tax benefit resulting from:
        State income tax benefit                      (175)           (124)             (27)
        Foreign income taxes and withholding           103             125              285
        Research and experimentation credits          (263)            (92)              --
        Expired foreign tax credits                     54              99               --
        Increase in valuation allowance              1,697           1,347              323
        In-process research and development             --              --              667
        Other                                            8             (33)              11
                                                   --------        --------        ---------
                                                   --------        --------        ---------
               Income tax expense                  $   455         $   275         $    341
                                                   --------        --------        ---------
                                                   --------        --------        ---------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                         Fiscal Year
                                                               ---------------------------------
                                                                   1999                1998
                                                               -------------       -------------
   Deferred tax assets:
     Unearned library and maintenance revenue                  $        674        $        652
     Federal and state net operating loss carryforwards               4,367               2,783
     Foreign net operating loss carryforwards                            27                 172
     Research and experimentation credit carryforwards                  540                 277
     Foreign tax credit carryforwards                                    --                  54
     Other                                                              673                 427
                                                               -------------       -------------
         Total gross deferred tax assets                              6,281               4,365
     Less valuation allowance                                        (4,557)             (2,860)
                                                               -------------       -------------
         Net deferred tax assets                                      1,724               1,505

   Deferred tax liabilities:
     Capitalized library costs                                       (1,724)             (1,505)
                                                               -------------       -------------
         Total deferred tax liabilities                              (1,724)             (1,505)
                                                               -------------       -------------
         Net deferred taxes                                    $         --        $         --
                                                               -------------       -------------
                                                               -------------       -------------

The valuation allowance for deferred tax assets as of March 31, 1999 was approximately $4.5 million. The net change in the total valuation allowance in fiscal years 1999, 1998 and 1997 was an increase of approximately $1,697,000 $1,258,000 and $323,000, respectively.

At March 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes which can be used to offset future income subject to taxes. In addition, there are unused research and experimentation credits which can be offset against future federal income taxes after the loss carryforwards. Such loss carryforwards and tax credits are summarized below
(in thousands):

                                                                        Expiration
                                                         Amount            Dates
                                                       -----------     --------------
   Loss carryforwards:
     Federal                                           $   11,351        2009 - 2019
     State                                                 11,540        1999 - 2019
   Research and experimentation credits
     (federal only)                                           540        2001 - 2019

In addition, the Company has foreign income tax net operating losses of approximately $74,000, which expire in various years. Due to the change in the Company's fiscal year end, federal and state net operating losses of approximately $950,000 are to be deducted ratably over the six year period from March 31, 1995 to March 31, 2000.

(9) PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all employees. The plan has 401(k) provisions whereby employees contribute to the plan through payroll deductions. The Company may elect to make discretionary contributions to the plan which are approved by the Board of Directors. The Company's contributions for fiscal years 1999, 1998 and 1997 were $269,000, $202,000 and $163,000 respectively.

(10) OPERATING LINE OF CREDIT AND NON-RECOURSE RECEIVABLES PURCHASE AGREEMENT

The Company has an operating line of credit with a bank which allows the Company to receive advances of up to $5.0 million based on 80% of eligible domestic accounts receivable, and is secured by accounts receivable, furniture, fixtures and equipment and general intangibles. Interest is payable monthly at the bank's prime rate plus 0.5% (8.25% at March 31, 1999). The line of credit facility requires the Company to maintain certain financial and other covenants including minimum net worth, results of operations and the ratio of current assets to current liabilities. The Company was in compliance with all covenants at March 31, 1999. At March 31, 1999, the Company had borrowings outstanding under the operating line of $400,000 and additional borrowing capacity of approximately $1.4 million. The line of credit matures on April 4, 2000.

In May 1999, the Company negotiated a non-recourse receivables purchase agreement for the sale of up to $1.5 million of foreign receivables to a bank. The agreement allows for the sale of certain receivables without recourse at a discount rate equal to the bank's prime rate plus 3%. To date, the Company has not executed sales of receivables under this agreement.

(11) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company markets its products in North America and Europe through its direct sales organization and in Asia through distributors. Revenue information is based on the location of the customer. The Company's geographic information is summarized as follows (in thousands):

                                                              Fiscal Year
                                                -----------------------------------------
                                                  1999            1998             1997
                                                ---------       ----------       ---------
   Revenues:
     United States                              $ 12,120        $  14,830        $ 13,737
     Germany                                       5,209            3,549           3,337
     France                                        2,709            1,585           1,846
     United Kingdom                                3,189            1,796           2,941
     Other                                         3,578            4,030           2,099
                                                ---------       ----------       ---------
                                                $ 26,805        $  25,790        $ 23,960
                                                ---------       ----------       ---------
                                                ---------       ----------       ---------

   Total assets (in thousands):
     United States                              $ 11,460         $ 16,948
     United Kingdom                                4,365            1,412
     Germany                                       2,182            1,303
     France                                        2,377            2,556
     Other                                           834              756
                                                ---------       ----------
                                                $ 21,218         $ 22,975
                                                ---------       ----------
                                                ---------       ----------

No one customer accounted for more than 10% of total revenues for fiscal years 1999, 1998 or 1997.