Form 10-Q
period 1999-06-30
ANALOGY INC
filed 1999-08-16
CIK 893573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

COMMON STOCK, NO PAR VALUE                              9,624,186
            (Class)                     (Shares outstanding at August 2, 1999)


===============================================================================

                                  ANALOGY, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                         PAGE
------------------------------                                                                         ----
Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1999
and March 31, 1999........................................................................................2

Consolidated Statements of Operations - Three Months
ended June 30, 1999 and 1998..............................................................................3

Consolidated Statements of Cash Flows - Three Months
ended June 30, 1999 and 1998..............................................................................4

Notes to Consolidated Financial Statements................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................................7

Item 3.  Quantitative and Qualitative Disclosure About  Market Risk.......................................14

PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.............................................15

Item 6.  Exhibits and Reports on Form 8-K.................................................................15


                                       1

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                         ANALOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    JUNE 30,             MARCH 31,
                                                                      1999                 1999
                                                                  -------------        --------------
   Assets
     Current assets:
       Cash and cash equivalents                                   $       755          $      2,008
       Accounts receivable                                               5,231                 6,738
       Prepaid expenses                                                  1,210                 1,033
       Other assets, net                                                 2,083                 2,271
                                                                      ---------            ----------
            Total current assets                                         9,279                12,050

       Furniture, fixtures and equipment, net of accumulated
          depreciation and amortization of $10,663 and $10,263
          at June 30, 1999 and March 31, 1999, respectively              2,066                 2,416
       Library costs, net                                                4,534                 4,495
       Other assets, net                                                 1,995                 2,257
                                                                      ---------            ----------
                                                                   $    17,874          $     21,218
                                                                      =========            ==========

   Liabilities and Shareholders' Equity
      Current liabilities:
       Line of credit                                              $       200          $        400
       Current portion of capital leases                                   347                   403
       Accounts payable and accrued expenses                             1,568                 1,320
       Accrued salaries and benefits                                     2,114                 2,709
       Unearned revenue                                                  7,413                 8,657
                                                                      ---------            ----------
         Total current liabilities                                      11,642                13,489

      Non-current portion of capital leases                                148                   219
      Deferred contract revenue                                          1,272                 1,455
      Other liabilities                                                     65                    65

     Commitments                                                             -                     -

     Shareholders' equity:
       Common stock, no par value, authorized 35,000 shares;
          shares issued and outstanding : 9,540 and 9,521
          at June 30, 1999 and March 31, 1999, respectively             18,617                18,569
       Accumulated other comprehensive loss -
          foreign currency translation                                    (299)                 (269)
       Accumulated deficit                                             (13,571)              (12,310)
                                                                      ---------            ----------
         Total shareholders' equity                                      4,747                 5,990
                                                                      =========            ==========
                                                                   $    17,874          $     21,218
                                                                      =========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------------
                                                           1999                  1998
                                                        ------------          ------------
     Revenue:
        Product licenses                                $     2,987           $     2,834
        Service and other                                     2,476                 2,578
                                                            --------             ---------
            Total revenue                                     5,463                 5,412

     Cost of revenue:
        Product licenses                                        541                   520
        Service and other                                       168                   334
                                                            --------             ---------
            Total cost of revenue                               709                   854
                                                            --------             ---------

            Gross profit                                      4,754                 4,558

     Operating expenses:
        Research and development                              1,927                 2,396
        Sales and marketing                                   3,309                 3,604
        General and administrative                              587                   684
        Amortization of intangibles                              92                    92
        Restructuring charges                                     -                   557
                                                            --------             ---------
             Total operating expenses                         5,915                 7,333
                                                            --------             ---------

             Operating loss                                  (1,161)               (2,775)

     Other income (expense), net                                  17                 (202)
                                                            --------             ---------
             Loss before income taxes                        (1,144)               (2,977)

     Income tax expense                                         117                   178
                                                            --------             ---------

             Net loss                                   $    (1,261)          $    (3,155)
                                                            ========             =========

     Basic and diluted net loss per share               $     (0.13)          $     (0.34)
                                                            ========             =========

     Shares used in basic and diluted per share
        calculations                                          9,530                 9,358
                                                            ========             =========










The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                            1999                 1998
                                                                         ------------        -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $    (1,261)        $     (3,155)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                           913                1,047
      Changes in operating assets and liabilities:
        Accounts receivable                                                     1,379                (528)
        Prepaid expenses and other assets                                          81                (235)
        Accounts payable and accrued expenses                                   (273)                (919)
        Unearned revenue                                                      (1,260)                (451)
                                                                            ---------           ----------
              Net cash used in operating activities                             (421)              (4,241)
                                                                            ---------           ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures for furniture, fixtures and equipment                (73)                (149)
       Capital expenditures for library costs                                   (444)                (486)
                                                                            ---------           ----------
              Net cash used in investing activities                             (517)                (635)
                                                                            ---------           ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations                                    (127)                (256)
       Net payments (proceeds) on line of credit                                (200)                   -
       Proceeds from exercise of common stock options and warrants                48                  175
                                                                            ---------           ----------
              Net cash used in financing activities                             (279)                 (81)
                                                                            ---------           ----------

    Effect of exchange rate changes on cash and cash equivalents                (36)                   29
                                                                            ---------           ----------


              Net decrease in cash and cash equivalents                       (1,253)              (4,928)

       Cash and cash equivalents at beginning of period                        2,008                8,130
                                                                            ---------           ----------
       Cash and cash equivalents at end of period                        $       755         $      3,202
                                                                            =========           ==========


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for:
        Interest                                                         $        34         $        134
        Income taxes                                                              85                  304
    SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
       Acquisition of equipment under capital lease obligations          $         -         $        175






The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The unaudited financial information included herein for the three months ended June 30, 1999 and 1998 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1999 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1999, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000, or any portion thereof.

2.  COMPREHENSIVE LOSS

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

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                   1999               1998
                                                ----------         ----------
Net loss                                         $ (1,261)          $ (3,155)
Foreign currency translation adjustments              (30)                (9)
                                                ----------          ---------
Comprehensive loss                               $ (1,291)          $ (3,164)
                                                ==========          =========


3.  NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding for the period, since all potential dilutive securities are excluded from the calculation as they are antidilutive. The dilutive effect of stock options outstanding for the purchase of approximately 1,618,000 and 1,453,000 shares for the three months ended June 30, 1999 and 1998, respectively, and warrants outstanding for the purchase of 10,000 and 300,000 shares for three months ended June 30, 1999 and 1998, respectively, were not included in net loss per share calculations, because to do so would have been antidilutive.

4.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Based on definitions contained within SFAS 131, the Company has determined that it operates in one segment.

The Company markets its products in North America and Europe through its direct sales organization and in Asia through distributors. Revenue information is based on the location of the customer. The Company's geographic information is summarized as follows (in thousands):

                                                   THREE MONTHS ENDED JUNE 30,
                                               ----------------------------------
                                                    1999                1998
                                               --------------       -------------
   Revenues:
     United States                             $       2,535        $      2,762
     Germany                                             700               1,065
     Sweden                                              870                 154
     United Kingdom                                      698                 542
     Other                                               660                 889
                                               --------------       -------------
                                               $       5,463        $      5,412
                                                =============       =============


One customer accounted for approximately 13% of total revenue in the first quarter of fiscal year 2000. No one customer accounted for more than 10% of total revenue in the first quarter of fiscal 1999.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the receipt and timing of orders for the Company's products, timely collections from customers, changes in capital spending plans by key customers, the lengthy sales cycles for the Company's products, the effect of the Asian economic situation, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, customer acceptance of new products, seasonal fluctuations in the Company's order patterns and competitive initiatives, ability to execute financing strategies, ability to continue to comply with financing agreement covenants, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, or otherwise disclosed by the Company.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue:

                                                    THREE MONTHS                    THREE MONTHS
                                                       ENDED                           ENDED
  STATEMENT OF OPERATIONS DATA:                    JUNE 30, 1999                   JUNE 30, 1998
                                                ---------------------            --------------------
  Revenue:
    Product licenses                            $ 2,987        54.7  %            $ 2,834       52.4  %
    Service and other                             2,476        45.3                 2,578       47.6
                                                --------     -------              --------    -------
        Total revenue                             5,463       100.0                 5,412      100.0
  Cost of revenue:
     Product licenses                               541         9.9                   520        9.6
     Service and other                              168         3.1                   334        6.2
                                                --------     -------              --------    -------
        Total cost of revenue                       709        13.0                   854       15.8
                                                --------     -------              --------    -------
  Gross profit                                    4,754        87.0                 4,558       84.2
  Operating expenses:
     Research and development                     1,927        35.3                 2,396       44.3
     Sales and marketing                          3,309        60.6                 3,604       66.6
     General and administrative                     587        10.7                   684       12.6
     Amortization of intangibles                     92         1.7                    92        1.7
     Restructuring charges                            -           -                   557       10.3
                                                --------     -------              --------    -------
        Total operating expenses                  5,915       108.3                 7,333      135.5
                                                --------     -------              --------    -------
  Operating loss                                 (1,161)      (21.3)               (2,775)     (51.3)
  Other income (expense), net                        17         0.4                  (202)      (3.7)
                                                --------     -------              --------    -------
  Loss before income taxes                       (1,144)      (20.9)               (2,977)     (55.0)
  Income tax expense                                117         2.2                   178        3.3
                                                --------    ---------             --------    -------
  Net loss                                      $(1,261)      (23.1) %            $(3,155)     (58.3) %
                                                ========    =========             ========    =======



FIRST QUARTER OF FISCAL YEAR 2000 COMPARED TO FIRST QUARTER OF FISCAL YEAR 1999

REVENUE

Total revenue increased 0.9% to $5.5 million in the first quarter of fiscal year 2000 from $5.4 million in the first quarter of fiscal year 1999. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. International revenue was $2.9 million (53.6% of total revenue) in the first quarter of fiscal year 2000 compared to $2.7 million (49% of total revenue) in the first quarter of fiscal year 1999. One customer accounted for approximately 13% of total revenue in the first quarter of fiscal year 2000. No one customer accounted for 10% or more of total revenue in the first quarter of fiscal year 1999.

Product license revenue increased 5.4% to $3.0 million in the first quarter of fiscal year 2000 from $2.8 million in the first quarters of fiscal year 1999.

Service and other revenue decreased 4.0% to $2.5 million in the first quarter of fiscal year 2000 from $2.6 million in the first quarter of fiscal year 1999. The decrease was the result of decreased revenues under the National Institute of Standards and Technology ("NIST") grant and Defense Advanced Research Projects Agency ("DARPA") contract and decreased consulting revenue, offset by increased demand for the Company's maintenance resulting from growth in the Company's installed base. Revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract were minimal in fiscal year 1999, as this contract expired at the end of fiscal year 1999. There were no revenues from the DARPA contract or the NIST grant in the first quarter of fiscal year 2000.

Total revenues from U.S. government-related sources, including the previously mentioned specific awards, were not significant as a percentage of total revenues in the first quarters of fiscal year 2000 and 1999.

COST OF REVENUE

Total cost of revenue decreased 17.0% to $709,000 in the first quarter of fiscal year 2000 from $854,000 in the first quarter of fiscal year 1999.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense, amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue decreased to 18.1% of product license revenue in the first quarter of fiscal year 2000 from 18.3% in the first quarter of fiscal year 1999. Costs such as documentation expense and supplies are expensed as incurred, and development costs associated with creating the library of component and template models are capitalized and amortized over the estimated product life, generally five years. These costs and amortization expenses may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the DARPA contract and the NIST grant in fiscal year 1999, and the direct cost of providing services such as training and consulting. Cost of service and other revenue decreased to 6.8% of service and other revenue in the first quarter of fiscal year 2000 from 13.0% of service and other revenue in the first quarter of fiscal year 1999. The decrease was attributable to decreased activity under the NIST grant, and the DARPA contract, which had higher costs associated with them than the Company's other services, and the work force reduction which occurred in the first quarter of fiscal year 1999. There were no costs incurred under the DARPA contract or the NIST grant in the first quarter of fiscal year 2000.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. Costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses decreased 19.6% to $1.9 million in the first quarter of fiscal year 2000 from $2.4 million the first quarter of fiscal year 1999 and decreased as a percentage of total revenue to 35.3% in the first quarter of fiscal year 2000 from 44.3% in the first quarter of fiscal year 1999. The decrease was primarily attributable to the work force reduction which occurred in fiscal year 1999 and ongoing cost containment efforts, partially offset by an increase resulting from costs included in research and development which were previously recorded as cost of service and other revenue under the NIST grant and the DARPA contract.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense decreased 8.2% to $3.3 million in the first quarter of fiscal year 2000 from $3.6 million in the first quarter of fiscal year 1999, and decreased as a percentage of total revenue to 60.6% in the first quarter of fiscal year 2000 from 66.6% in the first quarter of fiscal year 1999. The decrease was primarily the result of the work force reduction which occurred in fiscal year 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses decreased 14.2% to $587,000 in the first quarter of fiscal year 2000 from $684,000 in the first quarter of fiscal year 1999, and decreased as a percentage of total revenue to 10.7% in the first quarter of fiscal year 2000 from 12.6% in fiscal year 1999. The decrease was primarily attributable to the work force reduction which occurred in the first quarter of fiscal 1999 and ongoing cost containment efforts.

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

OTHER INCOME (EXPENSE), NET

Other expense, net primarily consists of interest expense and the effects of foreign currency transaction gains and losses. Other income (expense), net was $17,000 and $(202,000) in the first quarters of fiscal years 2000 and 1999, respectively. The change was primarily a result of increased interest expense in the first quarter of fiscal year 1999 related to the amortization of finance charges from the sale of approximately $4.0 million of accounts receivable to a financial institution.

INCOME TAX EXPENSE

The Company provided for foreign taxes of $117,000 and $178,000 in the first quarters of fiscal years 2000 and 1999, respectively. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $421,000 in the first quarter of fiscal year 2000. This resulted primarily from a net loss for the period, adjustments for depreciation and amortization, and decreases in accounts receivable and deferred revenue. Accounts receivable and deferred revenue decreased as a result of lower levels of product sales and related maintenance revenues in the first quarter of fiscal year 2000.

Net cash used in investing activities was $517,000 in the first quarter of fiscal year 2000, which primarily included expenditures associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems.

Net cash used in financing activities was $279,000 in the first quarter of fiscal year 2000, which included principal payments on the line of credit and capital lease obligations.

The Company has an operating line of credit with a bank which allows the Company to receive advances based on 80% of eligible foreign and domestic accounts receivable, up to a maximum of $5.0 million. Advances under the line of credit are secured by accounts receivable, furniture, fixtures and equipment and general intangibles, and matures on April 4, 2000. Interest is payable monthly at the bank's prime rate plus .5% (8.25% at June 30, 1999). At June 30, 1999, the Company had borrowings outstanding under the line of credit of $200,000 and additional borrowing capacity of approximately $1.1 million. At July 31, 1999, the Company had borrowings outstanding under the line of credit of $1.3 million and no additional borrowing capacity. The line of credit requires the Company to maintain certain financial and other covenants including minimum net worth, results of operations and the ratio of current assets to current liabilities. As of June 30, 1999, the Company was not in compliance with the covenants which specify minimum net worth, results of operations and the ratio of current assets to current liabilities. The Company is currently involved in negotiations with the bank to obtain a waiver of the existing covenant violations. Based on discussions with the bank, the Company believes it will obtain such a waiver. In addition, the Company believes that the existing credit facility will be renegotiated in the form of a new accounts receivable factoring arrangement, however, specific borrowing capacity and terms have not yet been determined nor has the Company received a binding commitment for such a facility as of the date of this filing.

The Company expects that it will require additional funding, although it is unable to predict the precise amount or date that such funding may be required. However, the Company believes additional funding may be needed as soon as during the second quarter of fiscal year 2000. In addition to the factoring arrangement discussed above, the Company is considering alternative sources for future funding requirements, including equity financing. There can be no assurance that additional financing would be available and, if available, that the terms would be acceptable to the Company or that such financing could be obtained in a timely manner. Such additional funding could be more costly than the Company's current line of credit and other borrowing agreements or, if equity, could be materially dilutive to existing shareholders. If adequate funds are not available as required, the Company's ability to continue its research and product development efforts, as well as the Company's financial condition and results of operations will be adversely affected. In particular, the Company could be required to significantly reduce its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing shareholders. Further, there can be no assurance that the Company will not require funding earlier than anticipated. The Company's future capital needs and the timing of such needs will depend upon numerous factors which cannot be predicted with certainty, including the Company's results of operations, the amount of revenues generated from operations, receipt and timing of orders for the Company's products, timely collections from customers, changes in capital spending plans by key customers, the impact of expense reductions on the Company, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns, ability to execute financing strategies, ability to continue to comply with financing agreement covenants, ability to access cash balances of its foreign operations in a timely manner, and unanticipated costs related to the Year 2000 issue.

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

The Company has completed contacting its major suppliers of products and services to assess the Year 2000 compliance of each. The Company has not discovered any material deficiencies with respect to those suppliers contacted. As the majority of the Company's major customers are "Fortune 100" companies, the Company has begun to review Year 2000 public disclosures made by its major customers to determine whether their operations are Year 2000 compliant. If the Company's major suppliers of products and services and its major customers are not Year 2000 compliant, their noncompliance may cause a material disruption to their businesses which could negatively impact the Company in many ways, including the inability to collect payments from customers and the delay or cessation of deliveries of products or services to its customers. Additionally, risks associated with parties located outside the U.S. may be higher as it is generally believed than non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. There can be no assurance that major suppliers of products and services and major customers will adequately address their Year 2000 issues. The Company expects to complete its assessment of its major customers by September 30, 1999.

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

The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts and the timing and effectiveness of the Company's future product releases are forward-looking statements that are based upon management's best estimates. Such estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and compliance assurances, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its outstanding debt. Information required by this item is set forth in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on July 23, 1999 The following matters were submitted to shareholders for their consideration:

         1. With respect to the three nominees for director identified in the Company's Proxy Statement; Gary P. Arnold received 7,515,311 votes and 466,531 votes were withheld, Neil E. Goldschmidt received 7,674,056 votes and 307,786 votes were withheld and Charles E. Sporck received 7,669,556 votes and 312,286 votes were withheld.

         2. The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending March 31, 2000 was ratified as follows: 7,725,049 shares were voted in favor, 222,428 shares were voted in opposition and 34,365 votes abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

       EXHIBIT NO.
       -----------
          27        Financial Data Schedule

(b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter and fiscal year ended March 31, 1999, was filed under Item 5, on May 14, 1999.

No other Reports on Form 8-K were filed during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ANALOGY, INC.


Dated: August 13, 1999



/s/ GARY P. ARNOLD                  Chairman of the Board, President
---------------------               and Chief Executive Officer
Gary P. Arnold                      (Principal Executive Officer)


/s/ DUANE C. FROMHART                Vice President and Corporate Controller
---------------------               (Principal Financial Officer)
Duane C. Fromhart