Form 10-Q
period 1999-09-30
ANALOGY INC
filed 1999-11-15
CIK 893573

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

COMMON STOCK, NO PAR VALUE                           9,631,911
         (Class)                       (Shares outstanding at November 2, 1999)

==============================================================================

                                  ANALOGY, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                          PAGE
------------------------------                                                                          ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1999
and March 31, 1999.........................................................................................2

Consolidated Statements of Operations - Three Months and Six Months
ended September 30, 1999 and 1998..........................................................................3

Consolidated Statements of Cash Flows - Six Months
ended September 30, 1999 and 1998..........................................................................4

Notes to Consolidated Financial Statements.................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................................................7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........................................15

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................................................16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                         ANALOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 September 30,           March 31,
                                                                      1999                 1999
                                                                 -------------        --------------
                                                                  (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                        $       869         $     2,008
    Accounts receivable                                                    5,415               6,738
    Prepaid expenses                                                       1,170               1,033
    Other assets, net                                                      2,105               2,271
                                                                     -----------          ----------
         Total current assets                                              9,559              12,050

    Furniture, fixtures and equipment, net of accumulated
       depreciation and amortization of $11,072 and $10,263
       at September 30, 1999 and March 31, 1999, respectively              1,714               2,416
    Library costs, net                                                     4,529               4,495
    Other assets, net                                                      1,716               2,257
                                                                     -----------          ----------
                                                                     $    17,518         $    21,218
                                                                     ===========          ==========

Liabilities and Shareholders' Equity
  Current liabilities:
    Line of credit                                                   $     1,117         $       400
    Current portion of capital leases                                        290                 403
    Accounts payable and accrued expenses                                  1,746               1,320
    Accrued salaries and benefits                                          1,917               2,709
    Unearned revenue                                                       7,318               8,657
                                                                     -----------          ----------
      Total current liabilities                                           12,388              13,489

   Non-current portion of capital leases                                      78                 219
   Deferred contract revenue                                                 928               1,455
   Other liabilities                                                          56                  65

  Commitments                                                                  -                   -

  Shareholders' equity:
    Common stock, no par value, authorized 35,000 shares;
       shares issued and outstanding : 9,631 and 9,521
       at September 30, 1999 and March 31, 1999, respectively             18,801              18,569
    Accumulated other comprehensive loss -
       foreign currency translation                                         (196)               (269)
    Accumulated deficit                                                  (14,537)            (12,310)
                                                                     -----------          ----------
      Total shareholders' equity                                           4,068               5,990
                                                                     -----------          ----------
                                                                     $    17,518         $    21,218
                                                                     ===========          ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended                 Six Months Ended
                                                     September 30,                     September 30,
                                              -----------------------------     -----------------------------
                                                  1999             1998            1999             1998
                                              -------------     -----------     ------------    -------------

     Revenue:
        Product licenses                       $     2,854      $    4,045      $     5,841     $      6,880
        Service and other                            2,681           2,372            5,156            4,949
                                              -------------     -----------     ------------    -------------
           Total revenue                             5,535           6,417           10,997           11,829

     Cost of revenue:

        Product licenses                               511             393            1,052              913
        Service and other                              167             220              335              554
                                              -------------     -----------     ------------    -------------
           Total cost of revenue                       678             613            1,387            1,467
                                              -------------     -----------     ------------    -------------

           Gross profit                              4,857           5,804            9,610           10,362

     Operating expenses:
        Research and development                     1,930           2,296            3,857            4,692
        Sales and marketing                          3,143           3,080            6,451            6,683
        General and administrative                     496             621            1,083            1,305
        Amortization of intangibles                     92              92              184              184
        Restructuring charges                            -               -                -              557
                                              -------------     -----------     ------------    -------------
           Total operating expenses                  5,661           6,089           11,575           13,421
                                              -------------     -----------     ------------    -------------

           Operating loss                             (804)           (285)          (1,965)          (3,059)

     Other expense, net                                (87)            (30)             (70)            (232)
                                              -------------     -----------     ------------    -------------
           Loss before income taxes                   (891)           (315)          (2,035)          (3,291)

     Income tax expense                                 75              47              192              226
                                              -------------     -----------     ------------    -------------

           Net loss                            $      (966)     $     (362)     $    (2,227)    $     (3,517)
                                              =============     ===========     ============    =============

     Basic net loss per share                  $    (0.10)      $   (0.04)      $     (0.23)    $      (0.37)
                                              =============     ===========     ============    =============
     Diluted net loss per share                $    (0.10)      $   (0.04)      $     (0.23)    $      (0.37)
                                              =============     ===========     ============    =============

     Shares used in per share calculations:
       Basic                                         9,601           9,417            9,598            9,388
                                              =============     ===========     ============    =============
       Diluted                                       9,601           9,417            9,598            9,388
                                              =============     ===========     ============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)


                                                                          Six Months Ended September 30,
                                                                        -----------------------------------
                                                                             1999                1998
                                                                        --------------       --------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $     (2,227)       $      (3,517)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                          1,813                2,058
      Changes in operating assets and liabilities:
        Accounts receivable                                                     1,307               (1,610)
        Prepaid expenses and other assets                                         441                 (181)
        Accounts payable and accrued expenses                                    (306)                (956)
        Unearned revenue                                                       (1,893)              (1,070)
                                                                        --------------       --------------
              Net cash used in operating activities                              (865)              (5,276)
                                                                        --------------       --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures for furniture, fixtures and equipment                (102)                (447)
       Capital expenditures for library costs                                    (858)                (955)
                                                                        --------------       --------------
              Net cash used in investing activities                              (960)              (1,402)
                                                                        --------------       --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on capital lease obligations                           (254)                (317)
       Net proceeds from line of credit                                           717                    -
       Proceeds from exercise of stock options and warrants                       232                  437
                                                                        --------------       --------------
              Net cash provided by financing activities                           695                  120
                                                                        --------------       --------------

    Effect of exchange rate changes on cash and cash equivalents                   (9)                 104
                                                                        --------------       --------------

              Net decrease in cash and cash equivalents                        (1,139)              (6,454)

       Cash and cash equivalents at beginning of period                         2,008                8,130
                                                                        --------------       --------------
       Cash and cash equivalents at end of period                        $        869        $       1,676
                                                                        ==============       ==============


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for:
        Interest                                                         $         77        $         158
        Income taxes                                                               89                  138
    SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
       Acquisition of equipment under capital lease obligations          $          -        $          78
       Recognition of deferred and unearned contract revenue                        -                2,560




        The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The unaudited financial information included herein for the three and six months ended September 30, 1999 and 1998 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1999 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1999, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000, or any portion thereof.

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



                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                        1999              1998
                                                   -------------      ------------
Net loss                                           $        (966)     $       (362)
Foreign currency translation adjustments                     103                24
                                                   -------------      ------------
Comprehensive loss                                 $        (863)     $       (338)
                                                   =============      ============

                                                    Six Months Ended September 30,
                                                   --------------------------------
                                                        1999              1998
                                                   -------------      ------------
Net loss                                           $      (2,227)     $     (3,517)
Foreign currency translation adjustments                      73                33
                                                   -------------      ------------
Comprehensive loss                                 $      (2,154)     $     (3,484)
                                                   =============      ============

3.  NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding for the period. All potential dilutive securities are excluded from the calculation of diluted net loss per share as they are antidilutive.

The dilutive effect of stock options outstanding for the purchase of approximately 1,746,000 shares for the three months and six months ended September 30, 1999, and approximately 1,523,000 shares for the three months and six months ended September 30, 1998; and warrants outstanding for the purchase of 10,000 shares for the three months and six months ended September 30, 1999, and 300,000 shares for the three months and six months ended September 30, 1998, respectively, were not included in loss per share calculations, because to do so would have been antidilutive.

4.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Based on definitions contained within SFAS 131, the Company has determined that it operates in one segment.

The Company markets its products in North America and Europe primarily through its direct sales organization and in Asia primarily through distributors. Revenue information is based on the location of the customer. The Company's geographic information is summarized as follows (in thousands):


                                   Three Months Ended           Six Months Ended September
                                     September 30,                          30,
                              -----------------------------     ----------------------------
                                1999               1998            1999             1998
                           ------------      -------------      -----------   -------------
Revenues:
  United States            $      2,525      $      3,040      $     5,062    $      5,801
  Germany                         1,052             1,254            1,752           2,319
  Sweden                            354               522            1,224             676
  United Kingdom                    695               530            1,392           1,072
  France                            487               704              886           1,214
  Other                             422               367              681             747
                           ------------      ------------      -----------    ------------
                           $      5,535      $      6,417      $    10,997    $     11,829
                           ============      ============      ===========    ============

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the Company's ability to meet its future capital needs (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), the receipt and timing of orders for the Company's products, timely collections from customers, changes in capital spending plans by key customers, the lengthy sales cycles for the Company's products, the effect of the Asian economic situation, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, customer acceptance of new products, seasonal fluctuations in the Company's order patterns and competitive initiatives, ability to execute financing strategies, ability to comply with financing agreement covenants, unanticipated costs related to the Year 2000 issue, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, or otherwise disclosed by the Company.

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

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue (dollars in thousands):



                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                       1999                             1998
                                             ---------------------             --------------------
Revenue:
  Product licenses                           $  2,854        51.6%             $ 4,045        63.0%
  Service and other                             2,681        48.4                2,372        37.0
                                              -------     -------              -------     -------
      Total revenue                             5,535       100.0                6,417       100.0
Cost of revenue:
   Product licenses                               511         9.2                  393         6.1
   Service and other                              167         3.0                  220         3.5
                                              -------     -------              -------     -------
      Total cost of revenue                       678        12.2                  613         9.6
                                              -------     -------              -------     -------
Gross profit                                    4,857        87.8                5,804        90.4
Operating expenses:
   Research and development                     1,930        34.9                2,296        35.8
   Sales and marketing                          3,143        56.8                3,080        48.0
   General and administrative                     496         9.0                  621         9.7
   Amortization of intangibles                     92         1.6                   92         1.4
                                              -------     -------              -------     -------
      Total operating expenses                  5,661       102.3                6,089        94.9
                                              -------     -------              -------     -------
Operating loss                                   (804)      (14.5)                (285)       (4.5)
Other expense, net                                (87)       (1.6)                 (30)       (0.4)
                                              --------    --------             --------    --------
Loss before income taxes                         (891)      (16.1)                (315)       (4.9)
Income tax expense                                 75         1.4                   47         0.7
                                              -------     -------              -------     -------
Net loss                                      $  (966)      (17.5)%            $  (362)       (5.6)%
                                              =======     =======              =======     =======




                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------
  STATEMENTS OF OPERATIONS DATA:                       1999                             1998
                                                --------------------             --------------------
  Revenue:
    Product licenses                         $    5,841        53.1  %        $     6,880       58.2  %
    Service and other                             5,156        46.9                 4,949       41.8
                                                --------    --------             ---------    -------
        Total revenue                            10,997       100.0                11,829      100.0
  Cost of revenue:
     Product licenses                             1,052         9.6                   913        7.7
     Service and other                              335         3.0                   554        4.7
                                                --------    --------             ---------    -------
        Total cost of revenue                     1,387        12.6                 1,467       12.4
                                                --------    --------             ---------    -------
  Gross profit                                    9,610        87.4                10,362       87.6
  Operating expenses:
     Research and development                     3,857        35.1                 4,692       39.7
     Sales and marketing                          6,451        58.7                 6,683       56.5
     General and administrative                   1,083         9.8                 1,305       11.0
     Amortization of intangibles                    184         1.7                   184        1.6
     Restructuring charges                            -           -                   557        4.7
                                                --------    --------             ---------    -------
        Total operating expenses                 11,575       105.3                13,421      113.5
                                                --------    --------             ---------    -------
  Operating loss                                 (1,965)      (17.9)               (3,059)     (25.9)
  Other expense, net                                (70)       (0.6)                 (232)      (1.9)
                                                --------    --------             ---------    -------
  Loss before income taxes                       (2,035)      (18.5)               (3,291)     (27.8)
  Income tax expense                                192         1.8                   226        1.9
                                                --------    --------             ---------    -------
  Net loss                                   $   (2,227)      (20.3) %        $    (3,517)     (29.7) %
                                                ========    ========             =========    =======





SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL YEARS 2000 AND 1999

REVENUE

Total revenue decreased 13.7% to $5.5 million in the second quarter of fiscal year 2000 from $6.4 million in the second quarter of fiscal year 1999, and decreased 7.0% to $11.0 million in the first six months of fiscal year 2000 from $11.8 million in the first six months of fiscal year 1999. The Company sells its products and services primarily through its wholly-owned subsidiaries in Europe and primarily through distributors in Asia. International revenue was $5.9 million (54% of total revenue) in the first six months of fiscal year 2000 compared to $6.0 million (51% of total revenue) in the first six months of fiscal year 1999. No one customer accounted for 10% or more of total revenue in the second quarter or first six months of fiscal years 2000 or 1999.

Product license revenue decreased 29.4% to $2.8 million in the second quarter of fiscal year 2000 from $4.0 million in the second quarter of fiscal year 1999, and decreased 15.1% to $5.8 million in the first six months of fiscal year 2000 from $6.9 million in the first six months of fiscal year 1999. The Company has recently reorganized its U.S. sales force and hired new employees in sales positions. This, combined with the long sales cycle for the Company's products, contributed to the decrease in product license revenue in the second quarter of fiscal year 2000. The decrease in product license revenue in the first six months of fiscal year 2000 was primarily a result of the revenue decrease in the second quarter of fiscal year 2000.

Service and other revenue increased 13.0% to $2.7 million in the second quarter of fiscal year 2000 from $2.4 million in the second quarter of fiscal year 1999, and increased 4.2% to $5.2 million in the first six months of fiscal year 2000 from $4.9 million in the first six months of fiscal year 1999. The increase in the second quarter of fiscal year 2000 was primarily a result of increased maintenance revenue resulting from growth in the Company's installed base. The decrease in the first six months of fiscal year 2000 was the result of the increased maintenance revenue offset by decreased revenues under the National Institute of Standards and Technology ("NIST") grant and Defense Advanced Research Projects Agency ("DARPA") contract. Revenues from the NIST grant concluded at the end of the first quarter of fiscal year 1999 and revenues from the DARPA contract were minimal in fiscal year 1999, as this contract expired at the end of fiscal year 1999. There were no revenues from the DARPA contract or the NIST grant in the first six months of fiscal year 2000.

COST OF REVENUE

Total cost of revenue increased 10.6% to $678,000 in the second quarter of fiscal year 2000 from $613,000 in the second quarter of fiscal year 1999, and decreased 5.5% to $1.4 million in the first six months of fiscal year 2000 from $1.5 million in the first six months of fiscal year 1999.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense, amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue increased to 17.9% of product license revenue in the second quarter of fiscal year 2000 from 9.7% in the second quarter of fiscal year 1999, and increased to 18.0% of product license revenue in the first six months of fiscal year 2000 from 13.3% in the first six months of fiscal year 1999. Costs such as documentation expense and supplies are expensed as incurred, and development costs associated with creating the library of component and template models are capitalized and amortized over the estimated product life, generally five years. These costs and amortization expenses may not necessarily relate to the number of product licenses shipped during the period, and in the first six months of fiscal year 2000 product license revenue was lower than in the same period of fiscal year 1999.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the DARPA contract and the NIST grant in fiscal year 1999, and the direct cost of providing services such as training and consulting. As a percentage of service and other revenue, cost of service and other revenue decreased to 6.2% of service and other revenue in the second quarter of fiscal year 2000 from 9.3% in the second quarter of fiscal year 1999, and decreased to 6.5% of service and other revenue in the first six months of fiscal year 2000 from 11.2% of service and other revenue in the first six months of fiscal year 1999. The decrease in second quarter of fiscal year 2000 was primarily a result of work force reductions and attrition, and continued efforts to reduce operating costs. The decrease in the first six months of fiscal year 2000 was attributable to decreased activity under the NIST grant, and the DARPA contract, which had higher costs associated with them than the Company's other services, the work force reduction which occurred in the first quarter of fiscal year 1999 and the Company's ongoing cost containment efforts. There were no costs incurred under the DARPA contract or the NIST grant in the first six months of fiscal year 2000.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. Costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses decreased 15.9% to $1.9 million in the second quarter of fiscal year 2000 from $2.3 million in the second quarter of fiscal year 1999, and decreased 17.8% to $3.9 million in the first six months of fiscal year 2000, from $4.7 million in the first six months of fiscal year 1999. As a percentage of total revenue, research and development costs decreased to 34.9% in the second quarter of fiscal year 2000 from 35.8% in the second quarter of fiscal year 1999, and decreased to 35.1% in the first six months of fiscal year 2000 from 39.7% in the first six months of fiscal year 1999. The decreases were primarily attributable to the work force reduction which occurred in fiscal year 1999 and ongoing cost containment efforts, partially offset in the first quarter of fiscal year
2000 by costs included in research and development expense which were previously recorded as cost of service and other revenue under the NIST grant and the DARPA contract.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense increased slightly in the second quarter of fiscal year 2000 compared to the second quarter of fiscal year 1999, and decreased 3.5% to $6.5 million in the first six months of fiscal year 2000 from $6.7 million in the first six months of fiscal year 1999. As a percentage of total revenue, sales and marketing expenses increased to 56.8% in the second quarter of fiscal year 2000 from 48.0% in the second quarter of fiscal year 1999, and increased to 58.7% in the first six months of fiscal year 2000 from 56.5% in the first six months of fiscal year 1999, due to decreased revenue in the second quarter and first six months of fiscal year 2000. The decrease in sales and marketing expense in the first six months of fiscal year 2000 was primarily the result of the work force reduction that occurred in the first quarter of fiscal year 1999 and decreased variable selling costs resulting from a decrease in the level of sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses decreased 20.1% to $496,000 in the second quarter of fiscal year 2000 compared to $621,000 in the second quarter of fiscal year 1999, and decreased 17.0% to $1.1 million in the first six months of fiscal year 2000 compared to $1.3 million in the first six months of fiscal year 1999. As a percentage of total revenue, general and administrative expenses decreased to 9.0% in the second quarter of fiscal year 2000 from 9.7% in the second quarter of fiscal year 1999, and decreased to 9.8% in the first six months of fiscal year 2000 from 11.0% in the first six months of fiscal year 1999. The decreases were primarily attributable to declining depreciation of corporate information systems, the work force reduction which occurred in the first quarter of fiscal 1999 and attrition.

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

OTHER EXPENSE, NET

Other expense, net primarily consists of interest expense and the effects of foreign currency transaction gains and losses. Other expense, net was $87,000 and $30,000 in the second quarters of fiscal years 2000 and 1999, respectively. Other expense, net was $70,000 and $232,000 in the first six months of fiscal years 2000 and 1999, respectively. Other expense, net in the first quarter of fiscal year 1999 included amortization of finance charges from the sale of approximately $4.0 million of accounts receivable to a financial institution. Interest expense (other than amortization of finance charges) has increased in fiscal year 2000 due to increased borrowings.

INCOME TAX EXPENSE

The Company provided for foreign income and withholding taxes of $192,000 and $226,000 in the first six months of fiscal years 2000 and 1999, respectively The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carryforwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $865,000 in the first six months of fiscal year 2000. This resulted primarily from a net loss for the period and a decrease in unearned revenue, offset by adjustments for depreciation and amortization and a decrease in accounts receivable. Accounts receivable and unearned revenue decreased as a result of lower levels of product license revenue in the first six months of fiscal year 2000.

Net cash used in investing activities was $960,000 in the first six months of fiscal year 2000, and was primarily associated with the investment in the Company's component and template model libraries and capital expenditures for the upgrade of corporate information systems.

Net cash provided by financing activities was $695,000 in the first six months of fiscal year 2000, which included net borrowings under the Company's line of credit and proceeds from the exercise of stock options offset by principal payments on capital lease obligations.

The Company had an operating line of credit with a bank, which allowed the Company to receive advances based on 80% of eligible foreign and domestic accounts receivable. At September 30, 1999, $1.1 million was outstanding under the line of credit. The line of credit was paid off on October 5, 1999 with proceeds received under the accounts receivable purchase agreement described in the following paragraph.

On October 1, 1999, the Company entered into an accounts receivable purchase agreement with a bank under which the Company may sell, from time to time, up to $2.5 million of accounts receivable, with recourse. The agreement allows for advances to the Company of 80% of accounts receivable (as approved by the bank), with a monthly finance charge of 1.75%, computed on outstanding purchased accounts receivable. Advances under the agreement are collateralized by substantially all of the assets of the Company. As of November 10, 1999, outstanding advances under the agreement were $655,000, and the bank has informed the Company that further advances can not be made under the agreement until such time as the Company's liquidity position improves.

On October 19, 1999, the Company entered into a Bridge Loan and Security Agreement and a related Promissory Note (the "Loan Agreements") with a party with whom the Company is actively engaged in negotiations regarding the acquisition of the Company by such party. Pursuant to the Loan Agreements, the Company was advanced $500,000 on October 20, 1999, and will be eligible to draw an additional $1.5 million upon the execution of a definitive acquisition agreement with the lending party. Amounts borrowed under the Loan Agreements bear interest at 10% per annum (13% per annum on any past due payments) and are collateralized by substantially all of the assets of the Company. All outstanding principal and interest are due upon the earlier of 180 days from the date of the Loan Agreements or upon an event of default under the Loan Agreements.

The Company's future capital needs and the timing of such needs will depend upon numerous factors which cannot be predicted with certainty, including the successful negotiation and consummation of the acquisition transaction referenced above, the Company's results of operations, the amount of revenues generated from operations, receipt and timing of orders for the Company's products, timely collections from customers, changes in capital spending plans by key customers, the impact of expense reductions on the Company, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns, ability to execute financing strategies, ability to access cash balances of its foreign operations in a timely manner, and unanticipated costs related to the Year 2000 issue.

If the Company is unable to successfully negotiate and consummate an acquisition transaction, the Company's financial condition and results of operations will be adversely affected. In particular, the

Company could be required to significantly reduce its operations, seek additional financing, sell additional securities on terms that are highly dilutive to existing shareholders or search for an alternative merger partner. There can be no assurance that additional financing or sales of additional securities would be available alternatives and, if available, that the terms would be acceptable to the Company. Additionally, there can be no assurance that the Company could find an alternative merger partner. Further, there can be no assurance that any of these strategies could be executed in a timely manner.

YEAR 2000 ISSUE

The Company has assessed its computer software programs and operating systems used in its internal operations including development and accounting systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date data designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company has completed its internal assessment but intends to continue to monitor Year 2000 compliance matters on an ongoing basis. The Company has replaced or will have replaced by December 31, 1999, systems that were determined to be deficient.
The cost associated with replacing such systems has not been and will not be significant.

The Company has completed contacting its major suppliers of products and services to assess the Year 2000 compliance of each. As the majority of the Company's major customers are "Fortune 100" companies, the Company has reviewed Year 2000 public disclosures made by its major customers to determine whether their operations are Year 2000 compliant. The Company has not discovered any material deficiencies with respect to its major suppliers or its major customers based on its contact and review procedures. If the Company's major suppliers of products and services and its major customers are not Year 2000 compliant, their noncompliance may cause a material disruption to their businesses which could negatively impact the Company in many ways, including the inability to collect payments from customers and the delay or cessation of deliveries of products or services to its customers. Additionally, risks associated with parties located outside the U.S. may be higher as it is generally believed than non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. There can be no assurance that major suppliers of products and services and major customers will adequately address their Year 2000 issues.

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

Based on the Company's assessment to date, the Company currently believes that Year 2000 issues will not pose significant risks for the Company. The Company has not incurred, and does not expect to incur material incremental costs to ensure Year 2000 compliance of its systems or products. The Company's security system has been targeted for replacement in December 1999, based on Year 2000 and other technology considerations. This expenditure is not anticipated to be material. At this time, the Company foresees nominal incremental spending for the Year 2000 issue. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors or others.

The Company believes its most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems of third parties rather than with the Company's internal systems, because the Company has less control over assessing and remediating the Year 2000 problems of third parties. The Company believes its risks are greatest with regard to external infrastructure, e.g., electricity supply, water and sewer service and telecommunications. If certain critical third parties, such as those supplying electricity, water, sewer service and telecommunications experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The inability of the Company to operate for any significant period, or any other failure, if not quickly remedied, could have a material adverse effect on the Company's business, results of operations and financial condition.

With respect to major external infrastructure, e.g., electricity supply, water and sewer service and telecommunications, the Company has no contingency plans that would mitigate the lack of such services. The Company continues to be in contact with the suppliers of these services to obtain assurance that there will be no material disruption as a result of Year 2000 issues. The Company is relying on information provided to it by its infrastructure suppliers to assess their Year 2000 readiness, and therefore cannot provide assurance that the Company will not be adversely affected by their Year 2000 issues. Contingency plans will continue to be refined throughout the remainder of calendar year 1999 as the Company learns more about the vulnerabilities, if any, of critical third parties regarding year 2000 issues. The Company has not endeavored to evaluate Year 2000 compliance of external infrastructure suppliers (e.g., suppliers of electricity, water and sewer service and telecommunications) to its customers. If these suppliers experience difficulties resulting in disruption of service to the Company's customers, such disruption could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to identify, avoid or develop contingency plans to address all possible worst-case scenarios.

The costs of the Company's Year 2000 assessment, remediation and testing efforts and the timing and effectiveness of the Company's future product releases are forward-looking statements that are based upon management's best estimates. Such estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and compliance assurances, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

      Exhibit Number

      10.16 Accounts Receivable Purchase Agreement dated October 1, 1999 between Silicon Valley Bank and Analogy, Inc., filed herewith

      27               Financial Data Schedule, filed herewith

(b) Reports on Form 8-K

A Report on Form 8-K, containing the Company's earnings release for the quarter ended June 30, 1999, was filed under Item 5, on July 23, 1999.

No other Reports on Form 8-K were filed during the quarter ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANALOGY, INC.

Dated: November 12, 1999

/s/ GARY P. ARNOLD         Chairman of the Board, President
---------------------      and Chief Executive Officer
Gary P. Arnold             (Principal Executive Officer)

/s/ DUANE C. FROMHART      Vice President and Corporate Controller
---------------------      (Principal Financial Officer)
Duane C. Fromhart