Form 10-Q
period 1999-12-31
ANALOGY INC
filed 2000-02-09
CIK 893573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

COMMON STOCK, NO PAR VALUE                           9,697,260
        (Class)                       (Shares outstanding at February 1, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ANALOGY, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
Item 1.  Financial Statements:

Consolidated Balance Sheets - December 31, 1999
and March 31, 1999.............................................................................2

Consolidated Statements of Operations - Three Months and Nine Months
ended December 31, 1999 and 1998...............................................................3

Consolidated Statements of Cash Flows -Nine Months
ended December 31, 1999 and 1998...............................................................4

Notes to Consolidated Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................16

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................17


                         PART I - FINANCIAL INFORMATION

                         ANALOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  December 31,           March 31,
                                                                      1999                  1999
                                                                  -------------        --------------
                                                                   (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                      $       1,385       $       2,008
    Accounts receivable                                                    6,357               6,738
    Prepaid expenses                                                         987               1,033
    Other assets, net                                                      2,132               2,271
                                                                  -------------        --------------
         Total current assets                                             10,861              12,050

    Furniture, fixtures and equipment, net of accumulated
       depreciation and amortization of $11,349 and $10,263
       at December 31, 1999 and March 31, 1999, respectively               1,550               2,416
    Library costs, net                                                     4,434               4,495
    Other assets, net                                                      1,328               2,257
                                                                  -------------        --------------
                                                                   $      18,173       $      21,218
                                                                  -------------        --------------
                                                                  -------------        --------------

Liabilities and shareholders' equity
  Current liabilities:
    Note payable                                                   $       2,000       $           -
    Line of credit                                                             -                 400
    Advances under accounts receivable purchase agreement                    385                   -
    Current portion of capital leases                                        288                 403
    Accounts payable and accrued expenses                                  1,588               1,320
    Accrued salaries and benefits                                          1,991               2,709
    Unearned revenue                                                       7,190               8,657
                                                                  -------------        --------------
      Total current liabilities                                           13,442              13,489

   Non-current portion of capital leases                                      87                 219
   Deferred contract revenue                                                 649               1,455
   Other liabilities                                                          46                  65

  Commitments                                                                  -                   -

  Shareholders' equity:
    Common stock, no par value, authorized 35,000 shares;
       shares issued and outstanding : 9,697 and 9,521
       at December 31, 1999 and March 31, 1999, respectively              18,936              18,569
    Accumulated other comprehensive loss -
       foreign currency translation                                         (307)               (269)
    Accumulated deficit                                                  (14,680)            (12,310)
                                                                  -------------        --------------
      Total shareholders' equity                                           3,949               5,990
                                                                  -------------        --------------
                                                                   $      18,173       $      21,218
                                                                  -------------        --------------
                                                                  -------------        --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three months ended                Nine months ended
                                                      December 31,                      December 31,
                                              -----------------------------     -----------------------------
                                                    1999            1998             1999             1998
                                              -------------     -----------     ------------    -------------
     Revenue:
        Product licenses                      $      3,656      $    4,316      $     9,497     $     11,196
        Service and other                            2,296           2,942            7,453            7,891
                                              -------------     -----------     ------------    -------------
           Total revenue                             5,952           7,258           16,950           19,087

     Cost of revenue:
        Product licenses                               511             478            1,563            1,407
        Service and other                              163             450              497              988
                                              -------------     -----------     ------------    -------------
           Total cost of revenue                       674             928            2,060            2,395
                                              -------------     -----------     ------------    -------------

           Gross profit                              5,278           6,330           14,890           16,692

     Operating expenses:
        Research and development                     1,831           2,081            5,688            6,773
        Sales and marketing                          2,948           3,383            9,400           10,066
        General and administrative                     395             586            1,478            1,892
        Amortization of intangibles                     86              92              270              276
        Restructuring charges                            -               -                -              557
                                              -------------     -----------     ------------    -------------
           Total operating expenses                  5,260           6,142           16,836           19,564
                                              -------------     -----------     ------------    -------------

           Operating income (loss)                      18             188           (1,946)          (2,872)

     Other expense, net                                (20)            (15)             (91)            (246)
                                              -------------     -----------     ------------    -------------
          (Loss) income before income
              taxes                                     (2)            173           (2,037)          (3,118)

     Income tax expense                                141             120              333              346
                                              -------------     -----------     ------------    -------------

           Net (loss) income                  $       (143)     $       53      $    (2,370)    $     (3,464)
                                              -------------     -----------     ------------    -------------
                                              -------------     -----------     ------------    -------------

     Basic net (loss) income per share        $      (0.01)     $     0.01      $     (0.25)    $      (0.37)
                                              -------------     -----------     ------------    -------------
                                              -------------     -----------     ------------    -------------
     Diluted net (loss) income per share      $      (0.01)     $     0.01      $     (0.25)    $      (0.37)
                                              -------------     -----------     ------------    -------------
                                              -------------     -----------     ------------    -------------

     Shares used in per share calculations:
       Basic                                         9,639           9,437            9,617            9,404
                                              -------------     -----------     ------------    -------------
                                              -------------     -----------     ------------    -------------
       Diluted                                       9,639           9,674            9,617            9,404
                                              -------------     -----------     ------------    -------------
                                              -------------     -----------     ------------    -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine months ended December 31,
                                                                  ------------------------------
                                                                      1999             1998
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $   (2,370)        $  (3,464)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                     2,598             3,050
  Changes in operating assets and liabilities:
    Accounts receivable                                                  207            (2,427)
    Prepaid expenses and other assets                                    795              (449)
    Accounts payable and accrued expenses                               (381)           (1,014)
    Unearned revenue                                                  (2,112)             (751)
                                                                  -----------        -----------
          Net cash used in operating activities                       (1,263)           (5,055)
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for furniture, fixtures and equipment           (153)             (597)
   Capital expenditures for library costs                             (1,163)           (1,367)
                                                                  -----------        -----------
          Net cash used in investing activities                       (1,316)           (1,964)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds under note payable                                         2,000                --
   Advances under accounts receivable purchase agreement                 385                --
   Net payments on line of credit                                       (400)               --
   Principal payments on capital lease obligations                      (340)             (431)
   Proceeds from exercise of stock options and warrants                  367               441
                                                                  -----------        -----------
          Net cash provided by financing activities                    2,012                10
                                                                  -----------        -----------

Effect of exchange rate changes on cash and cash equivalents             (56)              105
                                                                  -----------        -----------

          Net decrease in cash and cash equivalents                     (623)           (6,904)

   Cash and cash equivalents at beginning of period                    2,008             8,130
                                                                  -----------        -----------
   Cash and cash equivalents at end of period                     $    1,385         $   1,226
                                                                  -----------        -----------
                                                                  -----------        -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                      $      149         $     176
    Income taxes                                                         313               348
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Acquisition of equipment under capital lease obligations       $       93         $      78
   Recording of deferred and unearned contract revenue                    --             2,560



        The accompanying notes are an integral part of these consolidated financial statements.

                         ANALOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited financial information included herein for the three and nine months ended December 31, 1999 and 1998 was prepared in conformity with generally accepted accounting principles. The financial information as of March 31, 1999 is derived from the Analogy, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1999, as included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2000, or any portion thereof.

2. COMPREHENSIVE INCOME (LOSS)

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

                                                                            Three Months Ended December 31,
                                                                        --------------------------------------
                                                                                  1999              1998
                                                                                 ---------         ---------
Net (loss) income                                                           $         (143)     $        53
Foreign currency translation adjustments                                              (111)             (16)
                                                                                 ---------         ---------
Comprehensive (loss) income                                                 $         (254)     $        37
                                                                                 ---------         ---------
                                                                                 ---------         ---------

                                                                           Nine Months Ended December 31,
                                                                        --------------------------------------
                                                                                     1999              1998
                                                                                 ---------         ---------
Net loss                                                                    $       (2,370)     $     (3,464)
Foreign currency translation adjustments                                               (38)               17
                                                                                 ---------         ---------
Comprehensive loss                                                          $       (2,408)     $     (3,447)
                                                                                 ---------         ---------
                                                                                 ---------         ---------

3. NET (LOSS) INCOME PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding for the period. All potential dilutive securities are excluded from the calculation of diluted net loss per share, as they are antidilutive.

Diluted net income per share is computed using the weighted average number of shares of common stock and potential common shares related to stock options and warrants outstanding during the period. Potential common shares of 237,000 were used in the calculation of diluted earnings per share for the quarter ended December 31, 1998.

The dilutive effect of stock options outstanding for the purchase of 1,669,000 shares for the three and nine months ended December 31, 1999, and 1,778,000 shares for the nine months ended December 31, 1998; and warrants outstanding for the purchase of 10,000 shares for the three and nine months ended December 31, 1999, and 200,000 shares for the nine months ended December 31, 1998 were not included in loss per share calculations, because to do so would have been antidilutive.

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

The Company markets its products in North America and Europe primarily through its direct sales organization and in Asia primarily through distributors. Revenue information is based on the location of the customer. The
Company's geographic information is summarized as follows (in thousands):

                                      Three Months Ended                Nine Months Ended
                                         December 31,                      December 31,
                                 -----------------------------     ----------------------------
                                    1999               1998            1999             1998
                                 ----------         ----------     -----------       ----------
   Revenues:
     United States            $      2,501       $      3,195      $     7,564    $      8,996
     Germany                         1,166              1,437            2,917           3,756
     Sweden                            590                326            1,814           1,002
     United Kingdom                    806                855            2,198           1,927
     France                            490                917            1,377           2,131
     Other                             399                528            1,080           1,275
                                 ----------         ----------        ---------      ----------
                              $      5,952       $      7,258      $    16,950    $     19,087
                                 ----------         ----------        ---------      ----------
                                 ----------         ----------        ---------      ----------

5. MERGER WITH AVANT! CORPORATION

In November 1999, the Board of Directors of the Company approved the merger of the Company into a wholly owned subsidiary of Avant! Corporation (the "Merger"). Pursuant to an Agreement of Merger dated December 2, 1999 (the "Merger Agreement"), each outstanding share of the Company's Common Stock will be converted into the right to receive approximately $2.48 per share in cash, subject to the ultimate amount of certain fees and expenses related to the Merger and subject to the number of the Company's shares outstanding at the effective date of the Merger. The Merger must be approved by the affirmative vote of the holders of at least sixty-seven percent (67%) of the outstanding shares of the Company's Common Stock, and is subject to other conditions including certain regulatory approvals. FOR ADDITIONAL DISCLOSURE SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

6.  BRIDGE LOAN AND SECURITY AGREEMENT

In October 1999, the Company entered into a $2.0 million Bridge Loan and Security Agreement and a related Promissory Note (the "Loan Agreement") with Avant! Corporation. As of December 31, 1999, $2.0 million was outstanding under the Loan Agreement, and is included in the accompanying balance sheet under the caption "Note Payable." Amounts outstanding under the Loan Agreement bear interest at 10% per annum (13% per annum on any past due payments) and are collateralized by substantially all of the assets of the Company. All outstanding principal and interest are due upon the earlier of 180 days from the date of the Loan Agreement or upon an event of default under the Loan Agreement. FOR ADDITIONAL DISCLOSURE SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, including the following discussion and analysis of financial condition and results of operations, contains certain statements, trend analysis and other information that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may involve risks and uncertainties. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and other similar expressions. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, the approval of the proposed acquisition of the Company by Avant! by 67% of the outstanding shares of the Company's Common Stock, the failure to satisfy conditions necessary to consummate the proposed acquisition of the Company by Avant! Corporation including those which are outside of the Company's and Avant!'s control, including certain regulatory approvals, the Company's ability to meet its future capital needs if the acquisition of the Company by Avant! Corporation is not consummated, (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES"), the receipt and timing of orders for the Company's products, timely collections from customers, changes in capital spending plans by key customers, the lengthy sales cycles for the Company's products, the impact of expense reductions on the Company, increased adoption of behavioral modeling design methodologies for mixed-signal and mixed-technology systems design, the Company's ongoing ability to introduce new products and expand its markets, customer acceptance of new products, seasonal fluctuations in the Company's order patterns and competitive initiatives, ability to execute financing strategies, ability to comply with financing agreement covenants, and other risks listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, or otherwise disclosed by the Company.

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

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated selected items of the Company's consolidated statements of operations and such items expressed as a percentage of total revenue (dollars in thousands):

--------------------------------------------------------------------------------------------------------------

                                                   THREE MONTHS                     THREE MONTHS
                                                       ENDED                            ENDED
                                                   DECEMBER 31,                     DECEMBER 31,
  STATEMENT OF OPERATIONS DATA:                        1999                             1998
                                               --------------------             --------------------
  Revenue:
    Product licenses                         $    3,656        61.4  %        $    4,316        59.5 %
    Service and other                             2,296        38.6                2,942        40.5
                                                --------    --------             --------    --------
        Total revenue                             5,952       100.0                7,258       100.0
  Cost of revenue:
     Product licenses                               511         8.6                  478         6.6
     Service and other                              163         2.7                  450         6.2
                                                --------    --------             --------    --------
        Total cost of revenue                       674        11.3                  928        12.8
                                                --------    --------             --------    --------
  Gross profit                                    5,278        88.7                6,330        87.2
  Operating expenses:
     Research and development                     1,831        30.8                2,081        28.7
     Sales and marketing                          2,948        49.6                3,383        46.6
     General and administrative                     395         6.6                  586         8.1
     Amortization of intangibles                     86         1.4                   92         1.2
                                                --------    --------             --------    --------
        Total operating expenses                  5,260        88.4                6,142        84.6
                                                --------    --------             --------    --------
  Operating income                                   18         0.3                  188         2.6
  Other expense, net                                (20)       (0.3)                 (15)       (0.2)
                                                --------    --------             --------    --------
  (Loss) income before income taxes                  (2)          -                  173         2.4
  Income tax expense                                141         2.4                  120         1.7
                                                --------    --------             --------    --------
  Net (loss) income                          $     (143)       (2.4) %        $       53         0.7 %
                                                --------    --------             --------    --------
                                                --------    --------             --------    --------

--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                    NINE MONTHS                      NINE MONTHS
                                                       ENDED                            ENDED
  STATEMENT OF OPERATIONS DATA:                     DECEMBER 31,                     DECEMBER 31,
                                                       1999                             1998
                                                --------------------             --------------------
  Revenue:
    Product licenses                         $    9,497        56.0  %        $    11,196       58.7  %
    Service and other                             7,453        44.0                 7,891       41.3
                                                --------    --------             ---------    -------
        Total revenue                            16,950       100.0                19,087      100.0
  Cost of revenue:
     Product licenses                             1,563         9.2                 1,407        7.4
     Service and other                              497         2.9                   988        5.2
                                                --------    --------             ---------    -------
        Total cost of revenue                     2,060        12.1                 2,395       12.6
                                                --------    --------             ---------    -------
  Gross profit                                   14,890        87.9                16,692       87.4
  Operating expenses:
     Research and development                     5,688        33.6                 6,773       35.5
     Sales and marketing                          9,400        55.5                10,066       52.7
     General and administrative                   1,478         8.7                 1,892        9.9
     Amortization of intangibles                    270         1.6                   276        1.4
     Restructuring charges                            -           -                   557        2.9
                                                --------    --------             ---------    -------
        Total operating expenses                 16,836        99.4                19,564      102.4
                                                --------    --------             ---------    -------
  Operating loss                                 (1,946)      (11.5)               (2,872)     (15.0)
  Other expense, net                                (91)       (0.5)                 (246)      (1.3)
                                                --------    --------             ---------    -------
  Loss before income taxes                       (2,037)      (12.0)               (3,118)     (16.3)
  Income tax expense                                333         2.0                   346        1.8
                                                --------    --------             ---------    -------
  Net loss                                   $   (2,370)      (14.0) %        $    (3,464)     (18.1) %
                                                --------    --------             ---------    -------
                                                --------    --------             ---------    -------

--------------------------------------------------------------------------------------------------------------

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL YEARS 1999 AND 1998

REVENUE

Total revenue decreased 18.0% to $6.0 million in the third quarter of fiscal year 2000 from $7.3 million in the third quarter of fiscal year 1999, and decreased 11.2% to $17.0 million in the first nine months of fiscal year 2000 from $19.1 in the first nine months of fiscal year 1999. The Company sells its products and services through its wholly-owned subsidiaries in Europe and through distributors in Asia. International revenue was $9.4 million (55% of total revenue) in the first nine months of fiscal year 2000 compared to $10.1 million (53% of total revenue) in the first nine months of fiscal year 1999. No one customer accounted for 10% or more of total revenue in the third quarter or first nine months of fiscal years 2000 or 1999.

Product license revenue decreased 15.3% to $3.7 million in the third quarter of fiscal year 2000 from $4.3 million in the third quarter of fiscal year 1999, and decreased 15.2% to $9.5 million in the first nine months of fiscal year 2000 from $11.2 million in the first nine months of fiscal year 1999. The Company recently reorganized its U.S. sales force and hired new employees in sales positions. This combined with the long sales cycle for the Company's products, resulted in decreased product license revenue in the fiscal year 2000 periods. Additionally, the pending acquisition of the Company by Avant! Corporation, which was announced in early December 1999, has created some short-term uncertainty in the Company's customer base.

Service and other revenue decreased 22.0% to $2.3 million in the third quarter of fiscal year 2000 from $2.9 million in the third quarter of fiscal year 1999, and decreased 5.6% to $7.5 million in the first nine months of fiscal year 2000 from $7.9 million in the first nine months of fiscal year 1999. The decrease in the third quarter of fiscal year 2000 is primarily attributable to a decrease in consulting revenue. In the third quarter of fiscal year 1999, there was increased consulting revenue in connection with certain contracts included in service and other revenue. The decrease in the first nine months of fiscal year 2000 was the result of the decrease in consulting revenue previously described and decreased revenues under the National Institute of Standards and Technology ("NIST") grant and Defense Advanced Research Projects Agency ("DARPA") contract. The NIST grant concluded at the end of the first quarter of fiscal year 1999 and the DARPA contract expired at the end of fiscal year 1999. There were no revenues from the DARPA contract or the NIST grant in the first nine months of fiscal year 2000.

COST OF REVENUE

Total cost of revenue decreased 27.4% to $674,000 in the third quarter of fiscal year 2000 from $928,000 in the third quarter of fiscal year 1999, and decreased 14.0% to $2.1 million in the first nine months of fiscal year 2000 from $2.4 million in the first nine months of fiscal year 1999.

Cost of product license revenue consists primarily of documentation expense, media manufacturing costs, supplies, shipping expense, amortization of component and template model library costs and royalty payments. The Company does not capitalize development costs for software products since the time between the establishment of a working model of the software product and its commercialization is typically of a short duration. Cost of product license revenue increased to 14.0% of product license revenue in the third quarter of fiscal year 2000 from 11.1% in the third quarter of fiscal year 1999, and increased to 16.5% of product license revenue in the first nine months of fiscal year 2000 from 12.6% in the first nine months of fiscal year 1999. The increases, as a percentage of product license revenue, were primarily a result of lower product license revenue in the fiscal year 2000 periods. Costs such as documentation expense and supplies are expensed as incurred, and development costs associated with creating the library of component and template models are capitalized and amortized over the estimated product life, generally five years. These costs and amortization expenses may not necessarily relate to the number of product licenses shipped during the period.

Cost of service and other revenue consists primarily of maintenance and customer support expenses (including product enhancements and improvements, bug fixes, telephone support, installation assistance and on-site support), certain contract model development costs associated with the DARPA contract and the NIST grant in fiscal year 1999, and the direct cost of providing services such as training and consulting. As a percentage of service and other revenue, cost of service and other revenue decreased to 7.1% of service and other revenue in the third quarter of fiscal year 2000 from 15.3% in the third quarter of fiscal year 1999, and decreased to 6.7% of service and other revenue in the first nine months of fiscal year 2000 from 12.5% of service and other revenue in the first nine months of fiscal year 1999. The decrease in third quarter of fiscal year 2000 was primarily a result of a decrease in outside consulting in connection with certain contracts, work force reductions and attrition, and continued efforts to reduce operating costs. In the third quarter of fiscal year 1999, there was an increased amount of outside consulting included in cost of service and other revenue. The decrease in the first nine months of fiscal year 2000 was attributable to the decrease in outside consulting previously described, decreased activity under the NIST grant, and the DARPA contract, which had higher costs associated with them than the Company's other services, the work force reduction which occurred in the first quarter of fiscal year 1999 and the Company's ongoing cost containment efforts. There were no costs incurred under the DARPA contract or the NIST grant in the first nine months of fiscal year 2000.

RESEARCH AND DEVELOPMENT

Research and development expense includes all costs associated with development of new products and technology research. Costs classified in this category primarily include such items as salaries, fringe benefits and an allocation of facilities and systems support costs including depreciation of capital equipment used in research and development. Research and development expenses decreased 12.0% to $1.8 million in the third quarter of fiscal year 2000 from $2.1 million in the third quarter of fiscal year 1999, and decreased 16.0% to $5.7 million in the first nine months of fiscal year 2000, from $6.8 million in the first nine months of fiscal year 1999. The decreases were primarily attributable to the work force reduction which occurred in fiscal year 1999 and ongoing cost containment efforts, partially offset in the first quarter of fiscal year 2000 by costs included in research and development expense which were previously recorded as cost of service and other revenue under the NIST grant and the DARPA contract. As a percentage of total revenue, research and development costs increased to 30.8% in the third quarter of fiscal year 2000 from 28.7% in the third quarter of fiscal year 1999, and decreased to 33.6% in the first nine months of fiscal year 2000 from 35.5% in the first nine months of fiscal year 1999. The increase as a percentage of total revenue in the third quarter of fiscal year 2000 was a result of lower revenue in that period, as compared to the same period of fiscal year 1999.

SALES AND MARKETING

Sales and marketing expense consists primarily of salaries, commissions, travel and costs of promotional activities. Sales and marketing expense decreased 12.9% to $2.9 million in the third quarter of fiscal year 2000 from $3.4 million in the third quarter of fiscal year 1999, and decreased 6.6% to $9.4 million in the first nine months of fiscal year 2000 from $10.1 million in the first nine months of fiscal year 1999. The decreases in sales and marketing expense in the fiscal year 2000 periods were primarily the result of the work force reduction that occurred in the first quarter of fiscal year 1999 and decreased variable selling costs resulting from a decrease in the level of sales. As a percentage of total revenue, sales and marketing expenses increased to 49.6% in the third quarter of fiscal year 2000 from 46.6% in the third quarter of fiscal year 1999, and increased to 55.5% in the first nine months of fiscal year 2000 from 52.7% in the first nine months of fiscal year 1999. The increases as a percentage of total revenue in the fiscal year 2000 periods were a result of a decrease in revenues in those periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with the Company's executive staff, legal, accounting, corporate systems, facilities and human resources departments. General and administrative expenses decreased 32.6% to $395,000 in the third quarter of fiscal year 2000 from $586,000 in the third quarter of fiscal year 1999, and decreased 21.9% to $1.5 million in the first nine months of fiscal year 2000 from $1.9 million in the first nine months of fiscal year 1999. The decreases were primarily attributable to declining depreciation of corporate information systems, the work force reduction which occurred in the first quarter of fiscal 1999 and attrition. As a percentage of total revenue, general and administrative expenses decreased to 6.6% in the third quarter of fiscal year 2000 from 8.1% in the third quarter of fiscal year 1999, and decreased to 8.7% in the first nine months of fiscal year 2000 from 9.9% in the first nine months of fiscal year 1999.

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

OTHER EXPENSE, NET

Other expense, net primarily consists of interest expense and the effects of foreign currency transaction gains and losses. Other expense, net was $20,000 and $15,000 in the third quarters of fiscal years 2000 and 1999, respectively. Other expense, net was $91,000 and $246,000 in the first nine months of fiscal years 2000 and 1999, respectively. Other expense, net in the first quarter of fiscal year 1999 included amortization of finance charges from the sale of approximately $4.0 million of accounts receivable to a financial institution. Interest expense (other than amortization of finance charges) has increased in fiscal year 2000 due to increased borrowings.

INCOME TAX EXPENSE

The Company provided for foreign income and withholding taxes of $333,000 and $346,000 in the first nine months of fiscal years 2000 and 1999, respectively. The Company's effective tax rate is sensitive to shifts in income and losses among the various countries in which the Company does business, since in some countries the Company is in a tax paying position while in other countries the Company has operating loss carry forwards available to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.3 million in the first nine months of fiscal year 2000. This resulted primarily from a net loss for the period and a decrease in unearned revenue, offset by adjustments for depreciation and amortization. Unearned revenue decreased as a result of lower levels of product license revenue in the first nine months of fiscal year 2000.

Net cash used in investing activities was $1.3 million in the first nine months of fiscal year 2000, and was primarily associated with the investment in the Company's component and template model libraries.

Net cash provided by financing activities was $2.0 million in the first nine months of fiscal year 2000, which included proceeds from a note payable to Avant! Corporation, advances under an accounts receivable purchase agreement and proceeds from the exercise of stock options, offset by payments on capital lease obligations and a line of credit.

On October 1, 1999, the Company entered into an accounts receivable purchase agreement with a bank under which the Company may sell, from time to time, up to $2.5 million of accounts receivable, with recourse. The agreement allows for advances to the Company of 80% of accounts receivable (as approved by the bank), with a monthly finance charge of 1.75%, computed on outstanding purchased accounts receivable. Advances under the agreement are collateralized by substantially all of the assets of the Company. As of December 31, 1999, outstanding advances under the agreement were $385,000, and the bank has informed the Company that further advances cannot be made under the agreement until such time as the Company's liquidity position improves.

On October 19, 1999, the Company entered into a $2.0 million Bridge Loan and Security Agreement and a related Promissory Note with Avant! Corporation, under which $2.0 million was outstanding at December 31, 1999. On January 14, 2000, the Company entered into a Second Bridge Loan and Security Agreement and a related Promissory Note under which an additional $600,000 in the aggregate can be borrowed from Avant! (These agreements are collectively referred to as the "Loan Agreements.") As of the date of this filing, $2.5 million was outstanding under the Loan Agreements. Amounts outstanding under the Loan Agreements bear interest at 10% per annum (13% per annum on any past due payments) and are collateralized by substantially all of the assets of the Company. All outstanding principal and interest are due upon the earlier of 180 days from the date of the Loan Agreements or upon an event of default under the Loan Agreements.

The Company's future capital needs and the timing of such needs will depend upon numerous factors which cannot be predicted with certainty, including the approval by the Company's shareholders of the Merger and the satisfaction of other conditions required to complete the Merger, the Company's results of operations, the amount of revenues generated from operations, receipt and timing of orders for the Company's products, timely collections from customers, changes in capital spending plans by key customers, the impact of expense reductions on the Company, the Company's ongoing ability to introduce new products and expand its markets, seasonal fluctuations in the Company's order patterns, ability to execute financing strategies, and ability to access cash balances of its foreign operations in a timely manner.

MERGER WITH AVANT! CORPORATION

On November 17, 1999, the Board of Directors of the Company approved the merger of the Company into a wholly owned subsidiary of Avant! Corporation (the "Merger"). Pursuant to an Agreement of Merger dated December 2, 1999 (the "Merger Agreement"), each outstanding share of the Company's Common Stock will be converted into the right to receive approximately $2.48 per share in cash, subject to the ultimate amount of certain fees and expenses related to the Merger and subject to the number of the Company's shares outstanding at the effective date of the Merger. The Merger must be approved by the affirmative vote of the holders of at least sixty-seven percent (67%) of the outstanding shares of the Company's Common Stock, and is subject to other conditions including certain regulatory approvals. A vote of the Company's Shareholders will be held at a special meeting of shareholders in March 2000. Provided Avant! Corporation is not in material default under the terms of the Merger Agreement, it may terminate any further obligations under the Merger Agreement if any condition of the closing provided for in the Merger Agreement is not satisfied on or before March 31, 2000.

If the Merger is not consummated for any reason, including if the Company's shareholders do not approve the Merger, or if other conditions required to complete the Merger are not satisfied, certain of which are outside the Company's and Avant!'s control, due to the Company's current financial situation and the capital requirements necessary to continue operation of the business, the viability of the Company's ongoing business operations will be seriously jeopardized. In particular, the Company could be required to significantly reduce its operations, seek additional financing, sell additional securities on terms that are highly dilutive to existing shareholders or search for an alternative merger partner. There can be no assurance that additional financing or sales of additional securities would be available alternatives and, if available, that the terms would be acceptable to the Company. Additionally, there can be no assurance that the Company could find an alternative merger partner. Further, there can be no assurance that any of these strategies could be executed in a timely manner.

YEAR 2000 ISSUE

During 1999, the Company assessed its computer software programs and operating systems used in its internal operations including development and accounting systems, to determine their readiness for the Year 2000. The inability of computer software programs and operating systems to accurately recognize, interpret and process date data designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company replaced certain systems, including its security system, that were determined to be deficient. The cost associated with replacing such systems was not significant.

During 1999, the Company contacted its major suppliers of products and services to assess the Year 2000 compliance of each. As the majority of the Company's major customers are "Fortune 100" companies, the Company reviewed Year 2000 public disclosures made by its major customers to determine whether their operations are Year 2000 compliant. The Company did not discover any material deficiencies with respect to its major suppliers or its major customers based on its contact and review procedures. As of the date of this filing, the Company has not experienced any Year 2000 disruptions with its major suppliers of products and services or with its major customers.

During 1999, the Company assessed its products to determine their readiness for the Year 2000. The Company's products do not require date-specific calculations and therefore the Company believed they would be unaffected by the Year 2000 transition. To the extent that a user of the Company's products does not have Year 2000 compliant operating systems or development environments, the Company gives no assurance as to Year 2000 compliance of its products used on such operating systems or development environments. As of the date of this filing, the Company is not aware of any effects on its products as a result of the Year 2000.

The Company believed its most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems of third party infrastructure suppliers, e.g., electricity supply, water and sewer service and telecommunications. As of the date of this filing, the Company has not experienced disruptions from its suppliers of electricity, water, sewer or telecommunications.

The Company has not incurred material incremental costs to ensure Year 2000 compliance of its systems or products. The Company does not expect to incur additional costs in addressing Year 2000 issues.

While the Company believes its risk is low, it is early in the year 2000 and there is a possibility that a software program or system Year 2000 compliance failure related to products, its internal systems and software or those of its major suppliers and customers could still occur. Lost revenues or the inability of the Company to operate for any significant period of time that would result from a software program or system Year 2000 compliance failure, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its outstanding debt. Information required by this item is set forth in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report:
       Exhibit 27        Financial Data Schedule

(b) Reports on Form 8-K:

A Report on Form 8-K, containing the Company's earnings release for the quarter ended September 30, 1999, and announcing that the Company was engaged in negotiations regarding the acquisition of the Company was filed under Item 5, on November 16, 1999.

A Report on Form 8-K, containing Avant! Corporation's press release announcing a definitive agreement under which Avant! Corporation will acquire the Company was filed under Item 5, on December 6, 1999.

No other Reports on Form 8-K were filed during the quarter ended December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2000

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